Form 10-Q
period 1995-04-02
CHEMFAB CORP
filed 1995-05-15
CIK 725813

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549

                                      FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                         For the Quarter Ended April 2, 1995

                            Commission File Number 0-12948


                                 CHEMFAB CORPORATION
                (Exact name of registrant as specified in its charter)


                    Delaware                 03-0221503
               (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)     Identification No.)

               701 Daniel Webster Highway
               Merrimack, New Hampshire                   03054
             (Address of principal executive office)    (Zip Code)


               Registrant's telephone number including
               area code:          (603) 424-9000



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X    NO     .
                                      ------    -----


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                Outstanding at May 5, 1995
          Common Stock, $ .10 par value    5,232,033 shares


                                 CHEMFAB CORPORATION
                                        INDEX


     Part I - Financial Information:                          Page No.

       Item 1 - Financial Statements
                --------------------

          Consolidated Balance Sheets at April                 3 - 4
          2, 1995 and June 30, 1994

          Consolidated Statements of Income for                   5
          the Three Months and None Months Ended
          April 2, 1995 and March 27, 1994

           Consolidated Statements of Cash Flows                  6
           for the Nine Months Ended April 2, 1995
           and March 27, 1994.

           Notes to Consolidated Financial Statements           7 - 8

       Item 2 - Management's Discussion and Analysis of         8 - 12
                ---------------------------------------
                Financial Condition and Results of Operations
                ---------------------------------------------

     Part II - Other Information:                                 13

             Item 6(a) - Exhibits                                 13
                         --------


             Signatures                                           14



                   PART I - FINANCIAL INFORMATION

                         CHEMFAB CORPORATION
                     CONSOLIDATED BALANCE SHEETS


                                                    April 2,         June 30,
                                                      1995             1994
                                                  ------------     ------------
                                                  (Unaudited)

Current assets:
    Cash and cash equivalents                    $  3,583,000     $  7,923,000
    Marketable Securities                           1,000,000                0
    Receivables:
         Trade                                     14,731,000       10,804,000
         Progress billings                                  0          511,000
         Retainages                                   149,000          253,000
         Other                                        187,000          212,000
Costs and estimated earnings in excess of
    billings on uncompleted contracts                 595,000          372,000
Inventories                                        13,459,000        9,683,000
Prepaid expenses, and other                         1,298,000          803,000
Deferred tax assets                                   851,000          640,000
                                                  ------------     ------------
Total current assets                               35,853,000       31,201,000


Property, plant and equipment at cost              36,613,000       32,464,000
     Less accumulated depreciation
     and amortization                              16,461,000       14,575,000
                                                  ------------     ------------
                                                   20,152,000       17,889,000

Goodwill, net                                      12,926,000        2,869,000
Investments in joint ventures and
     other assets                                   2,449,000        1,835,000
                                                  ------------     ------------
Total assets                                     $ 71,380,000     $ 53,794,000
                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements


                         CHEMFAB CORPORATION
                     CONSOLIDATED BALANCE SHEETS



                                                    April 2,         June 30,
                                                     1995             1994
                                                  ------------     ------------
                                                  (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                                $  9,352,000     $  6,887,000
    Accrued income taxes                              970,000        1,285,000
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                        114,000           99,000
                                                  ------------     ------------
    Total current liabilities                      10,436,000        8,271,000


Deferred income taxes                               1,151,000        1,151,000
Long-term debt                                     11,347,000

Shareholders' equity:
    Preferred stock, par value $.50:
         authorized - 1,000,000 shares,
         none issued                                   -                -
    Common stock, par value $.10:
         authorized - 15,000,000 shares;
         issued and outstanding - 5,230,233
         at April 2, 1995 and 5,203,483
         at June 30, 1994                             523,000          521,000
    Additional paid-in capital                     16,583,000       16,371,000
    Retained earnings                              31,525,000       28,241,000
    Foreign currency translation
         adjustment                                  (185,000)        (761,000)
                                                  ------------     ------------
    Total shareholders' equity                     48,446,000       44,372,000
                                                  ------------     ------------
Total liabilities and shareholders' equity       $ 71,380,000     $ 53,794,000
                                                  ============     ============



See accompanying Notes to Consolidated Financial Statements


                         CHEMFAB CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)



                                                      Three Months Ended                 Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 Apr. 2, 1995     Mar. 27, 1994    Apr. 2, 1995     Mar. 27, 1994
                                                 -------------    -------------    -------------    -------------

Net sales                                        $ 17,510,000     $ 12,502,000     $ 46,733,000     $ 36,779,000

Cost of sales                                      11,878,000        8,553,000       31,983,000       25,060,000
                                                  ------------     ------------     ------------     ------------

Gross profit                                        5,632,000        3,949,000       14,750,000       11,719,000
Selling, general and
   administrative expenses                          3,184,000        2,505,000        8,713,000        7,279,000
Research and development expenses                     605,000          426,000        1,576,000        1,415,000
Other income, net                                     (52,000)        (150,000)        (115,000)        (285,000)
Interest expense                                      134,000            7,000          147,000           22,000
Interest income                                       (66,000)         (72,000)        (248,000)        (287,000)
Results of equity operations                          (21,000)          12,000          116,000           28,000
                                                  ------------     ------------     ------------     ------------

Income before income taxes                          1,848,000        1,221,000        4,561,000        3,547,000

Provision for income taxes                            531,000          276,000        1,277,000          904,000
                                                  ------------     ------------     ------------     ------------

Net income                                       $  1,317,000     $    945,000     $  3,284,000     $  2,643,000
                                                  ============     ============     ============     ============
Weighted average common and
 common equivalent shares                           5,334,000        5,303,000        5,310,000        5,285,000
                                                  ============     ============     ============     ============

Earnings per common share                               $0.25            $0.18            $0.62            $0.50



See accompanying Notes to Consolidated Financial Statements.



                         CHEMFAB CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)



                                                       Nine Months Ended
                                                  -----------------------------
                                                     4/2/95          3/27/94
                                                  ------------     ------------

Cash flows from operating activities:

 Net income                                      $  3,284,000     $  2,643,000

 Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                  2,322,000        1,906,000
     Results of equity operations                     116,000           28,000
     Deferred gain on sale/leaseback                        0          (80,000)
     Change in assets and liabilities:
        Receivables                                  (874,000)        (790,000)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts,net   (223,000)        (109,000)
        Inventories                                (1,891,000)      (1,117,000)
        Prepaid expenses and other                   (483,000)        (212,000)
        Other assets long-term                       (568,000)        (324,000)
        Accounts payable and accrued expenses       1,711,000       (1,187,000)
        Accrued income taxes                         (344,000)          25,000
        Deferred income taxes                        (211,000)          17,000
                                                  ------------     ------------
        Total adjustments                            (445,000)      (1,843,000)
                                                  ------------     ------------
        Net cash provided by operations             2,839,000          800,000

Cash flows from investing activities:
    Purchase of Tygaflor                          (16,344,000)               0
    Capital expenditures (net)                     (1,391,000)      (2,265,000)
    Purchase of marketable securities              (1,000,000)      (3,200,000)
    Purchase of NH Real Estate                              0       (5,246,000)
    Sale of NY real estate and equipment                    0        1,100,000
                                                  ------------     ------------

       Net cash used in investing activities      (18,735,000)      (9,611,000)

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt   11,060,000
    Proceeds from exercise of stock options           189,000          158,000
                                                  ------------     ------------

       Net cash provided by financing activities   11,249,000          158,000

Effect of exchange rate changes on cash               307,000           22,000
                                                  ------------     ------------

Net decrease in cash and cash equivalents          (4,340,000)      (8,631,000)

Cash and cash equivalents at beginning of year      7,923,000       14,024,000
                                                  ------------     ------------

Cash and cash equivalents at end of period       $  3,583,000     $  5,393,000
                                                  ============     ============


Interest paid                                    $    143,000     $     23,000
Income taxes paid                                $  1,592,000     $    567,000


   See accompanying notes to the Consolidated Financial Statements




                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at April 2, 1995 and June 30, 1994 and the consolidated statements of income for the three months and nine months ended April 2, 1995 and March 27, 1994 and consolidated statements of cash flows for the nine months ended April 2, 1995 and March 27, 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1994 (file no. 0-12948).

          Note 2     Inventories consist of the following:

                                 April 2, 1995    June 30,1994
                                 _____________    ____________

               Finished Goods    $ 4,469,000       $3,573,000
               Work in Process     5,479,000        3,568,000
               Raw Materials       3,511,000        2,542,000
                                  __________        __________

                                 $13,459,000       $9,683,000
                                  ===========       ==========

          Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish pounds (U.S. $669,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity so restricted is not sufficient to repay any amount due.

          Various lawsuits and claims are pending or have been asserted against the Company, including the matter previously disclosed by the Company involving the Bennington Landfill Superfund site, in Bennington Vermont. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes their disposition, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.


          Note 4     Acquisition of Tygaflor Business
                     --------------------------------

          On February 17, 1995, the Company purchased the Tygaflor fluoropolymer products business of the Advanced Materials Division of Courtaulds Aerospace Ltd. (Tygaflor) for approximately $16.3 million in cash, including associated transaction costs and anticipated severance costs. Assets acquired included working capital, machinery and equipment, goodwill and other intangibles. Tygaflor, based in Littleborough, Lancashire, England, manufacturs and markets fluoropolymer-based composite materials and fabricated products for a broad range of industrial applications.

          In connection with the acquisition, the Company borrowed $11,347,000 (Pounds Stlg 7,000,000) from a commercial bank in Ireland. The loan has a five (5) year term and requires no principal repayments for the first year. After the first year, quarterly principal payments of approximately $709,000 (Pounds Stlg 437,500) are required. One half of the loan amount (approximately $5.7 million) carries a 3 year fixed interest rate of 10.14%; the other half carries a variable interest rate of 1-1/2% over LIBOR, which currently equates to 8.375%. In conjunction with the loan, the Company also established a $1,600,000 (Pounds Stlg 1,000,000) short-term credit facility in Europe.

          The bank loan, which is secured by substantially all of the Company's Europe-based assets (including the assets of Tygaflor) and by a U.S. parent company guarantee, is subject to certain company-wide restrictive covenants including maximum debt to tangible net worth ratios and limits on the pledging of assets. In addition, a sub-group consisting of the Company's European subsidiaries must maintain minimum net worth levels and are subject to separate maximum levels of debt to net worth.


          ITEM 2     Management's Discussion and Analysis of Financial
                     -------------------------------------------------
                     Condition and Results of Operations
                     -----------------------------------

          Three Months Ended April 2, 1995
          --------------------------------

          Net Sales
          ---------

          The Company's consolidated net sales for the three months ended April 2, 1995, the third quarter of fiscal 1995, increased 40% to $17,510,000 from $12,502,000 for the same period in the prior year. Measured in constant foreign currency exchange rates, third quarter sales would have increased 37% over the same quarter a year ago. Revenue growth was broad-based, reflecting strong industrial product shipments from the Company's factories in the U.S. and Europe and strong sales of architectural products into the Far East. Reported revenue growth also reflected the positive impact of revenues from the Company's Canton Bio-Medical subsidiary which was acquired in April 1994, and the Tygaflor fluoropolymer products business which was acquired in February 1995. Excluding the third quarter revenues of Canton Bio-Medical and Tygaflor, which amounted to $2,762,000 in the aggregate, sales increased 16% (measured in constant foreign currency exchange rates) over the third quarter of the prior year.

          Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far
          East) increased 21% to $9,464,000 from $7,797,000 for the same period in the prior year. This increase resulted from strong demand in the U.S. for the Company's industrial products and from the Canton Bio-Medical acquisition.

          Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Western Europe, Africa, the Middle East and the Far East) increased 77% to $5,946,000 from $3,365,000 for the same period in the prior year. If foreign currency exchange rates had remained unchanged from the prior year, the sales increase would have been 66%. This increase resulted principally from strong industrial product demand within Europe and from the Tygaflor acquisition.

          Architectural Product sales increased 57% to $2,100,000 from $1,340,000 for the third quarter of the prior year. This increase resulted principally from higher shipments to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd., during the quarter. Architectural product shipments are expected to remain strong through the end of the current fiscal year and into the next fiscal year due primarily to increased demand in the Far East.


          Gross Profit Margins
          --------------------

          Gross profit margins as a percentage of net sales were 32%, the same as the third quarter of the prior year. The positive impact of higher production volumes on unit costs of production, which otherwise would have caused margins to exceed those of the prior year, was offset by lower gross profit margins at the Company's Canton Bio-Medical subsidiary.

          Selling, Administrative, Research and Development Expenses
          ----------------------------------------------------------

          Selling, general and administrative expenses increased 27% to $3,184,000 from $2,505,000 for the third quarter a year ago. Increased expenditures resulted principally from the effect of the acquisitions of Canton Bio-Medical and Tygaflor on the consolidated  expense  structure. In  addition,  normal wage  and
          salary increases,  and   the  impact of  higher foreign  currency
          exchange   rates   when  translating   European   expenses,  also
          contributed  to higher  reported  costs.   Absent  the impact  of
          Canton Bio-Medical and Tygaflor, third quarter selling, general and administrative expenses would have increased 9% over the prior year. Research and development expenses increased 42% to $605,000 from $426,000 for the third quarter of fiscal 1994.
          This increase resulted principally from increased development expenditures in the areas of food processing and cast film products.

          Other (Income) Expense, Net
          ---------------------------

          Other income, net was $52,000 compared with $150,000 for the third quarter of fiscal 1994. Current quarter income resulted principally from net foreign exchange gains. The prior year's amount resulted primarily from the reversal of previously established accruals in excess of amounts ultimately needed to cover the cost of relocating the Company's Buffalo, New York operations to its New Hampshire facility.

          Interest Income and Results of Equity Operations
          ------------------------------------------------

          The Company had net interest expense of $68,000 for the three month period ended April 2, 1995, compared to $65,000 of net interest income for the same period in the prior year. This difference was principally due to interest expense of $125,000 on long-term bank debt incurred to finance the Tygaflor acquisition as described in Note 4 of Notes To Consolidated Financial Statements.

          Results of equity operations for the three months ended April 2, 1995 generated income of $21,000 compared with a loss of $12,000 for the same period in fiscal 1994. For both periods, these results relate to the activities of the Company's Japanese joint venture.

          Nine Months Ended April 2, 1995
          -------------------------------

          Net Sales
          ---------

          The Company's consolidated net sales for the nine months ended April 2, 1995 increased 27% to $46,733,000 from $36,779,000 for the same period in the prior year. Measured in constant foreign currency exchange rates, year-to-date sales would have increased 25% over the same period a year ago. Revenue growth was broad-based, extending over all the Company's business units, and also reflected the positive impact of revenues from the Company's Canton Bio-Medical subsidiary which was acquired in April 1994 and the Tygaflor fluoropolymer products business which was acquired in February 1995.

          Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far
          East) increased 18% to $28,117,000 from $23,929,000 for the same period in the prior year. This year-to-date increase resulted from strong demand in the U.S. for the Company's industrial products net of a current year decline in the sale of wire insulation materials for use in Boeing aircraft, and from the Canton Bio-Medical acquisition.


          Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Western Europe, Africa, the Middle East and the Far East) increased 38% to $13,373,000 from $9,658,000 for the same period in the prior year. If foreign currency exchange rates had remained unchanged from the year-to-date period in the prior year, the sales increase would have been 31%. The increase resulted principally from higher sales into the food processing, medical/pharmaceutical and general distributor markets within Europe, and from the Tygaflor acquisition.

          Year-to-date Architectural Product sales increased 64% to $5,243,000 from $3,192,000 for the same period in the prior year. This increase resulted principally from higher shipments to the Company's Japanese joint venture, Nitto Chemfab Co., Ltd., during the current year period.


          Gross Profit Margins
          --------------------

          Gross profit margins as a percentage of net sales were 32%, the same as for the first nine months of the prior year. The positive impact of higher production volumes on unit costs of production was offset by lower gross profit margins at the Company's Canton Bio-Medical subsidiary.


          Selling, Administrative, Research and Development Expenses
          ----------------------------------------------------------

          Year-to-date selling, general and administrative expenses increased 20% to $8,713,000 from $7,279,000 for the same period in the prior year. Increased expenditures resulted principally from the effect of the acquisitions of Canton Bio-Medical and Tygaflor on the consolidated expense structure. In addition, normal wage and salary increases and the impact of higher foreign currency exchange rates when translating European expenses, also contributed to higher reported costs. Absent the impact of Canton Bio-Medical and Tygaflor, year-to-date selling, general and administrative expenses would have increased 8% over the prior year.

          Research and development expenses for the first nine months of fiscal 1995 increased 11% to $1,576,000 from $1,415,000 for the same period in the prior year. The increase resulted principally from increased development expenditures in the areas of food processing and cast film products.

          Other Income, Net
          -----------------

          Other income, net was $115,000 compared with $285,000 for the first nine months of fiscal 1994. Current period income relates principally to realized foreign exchange gains and the reversal of previously established accruals in excess of amounts ultimately needed. The prior year's amount resulted primarily from the recovery of legal costs previously paid and the reversal of previously established accruals in excess of amounts ultimately needed to cover the cost of relocating the Company's Buffalo, New York operations to its New Hampshire facility.


          Interest Income and Results of Equity Operations
          ------------------------------------------------

          The Company generated net interest income of $101,000 for the nine months ended April 2, 1995, compared to $285,000 for the same period in the prior year. This decrease was principally due to interest expense of $125,000 on the long-term debt established to finance the Tygaflor acquisition as described in Note 4 of Notes To Consolidated Financial Statements. Results of equity operations for the nine months ended April 2, 1995 was a loss of $116,000 compared with a loss of $28,000 for the same period in fiscal 1994. For both periods, these losses relate to the activities of the Company's Japanese joint venture.


          Liquidity and Capital Resources
          -------------------------------

          During the nine month period ended April 2, 1995, the Company generated $2,747,000 of cash from operations. The exercise of stock options provided an additional $189,000 during the period. The Company invested $ 1,391,000 in property, plant and equipment additions and $1,000,000 of excess cash in higher yielding, short-term marketable securities. Working capital increased to $25,496,000 as compared to $22,930,000 at the end of fiscal 1994.


          As described in Note 4 of Notes To Consolidated Financial Statements, the Company financed the acquisition of Tygaflor from available cash reserves and a long-term bank loan. In connection with the bank loan, the Company also established a $1,600,000 (Pounds Stlg 1,000,000) short-term credit facility in Europe. A $5 million revolving credit facility continues to be available in the U.S. to finance working capital requirements.

          Management believes that cash and marketable securities on hand, together with working capital facilities available, will be adequate to finance operations for the foreseeable future, including any liabilities which might arise from the contingencies described in Note 3 of Notes To Consolidated Financial Statements.




                             PART II - OTHER INFORMATION

                             ---------------------------


          ITEM 6 - Exhibits and Reports on Form 8-K
                   --------------------------------

               6(a) Exhibits

                     None

               6(b) Reports on Form 8-K

                A report on form 8-K was filed dated March 2, 1995 which described a transaction reportable under Item 2, Acquisition or Disposition of Assets. This filing described the acquisition of the Tygaflor business on February 17, 1995. No financial statements were filed with this report.


                                 CHEMFAB CORPORATION


                                      SIGNATURES
                                      ----------

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                CHEMFAB CORPORATION
                                -------------------
                                (Registrant)




          by:/S/ Duane C. Montopoli
          -------------------------------------------
          Duane C. Montopoli
          President and Chief Executive Officer




          by:/S/ William H. Everett
          -------------------------------------------
          William H. Everett
          Vice President-Finance and Administration
          (Principal Financial Officer)




          by:/S/ Laurence E. Richard
          ------------------------------------------
          Laurence E. Richard
          Controller
          (Principal Accounting Officer)







          Date:  May 12, 1995


                                 CHEMFAB CORPORATION


                                      SIGNATURES
                                      ----------

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 CHEMFAB CORPORATION
                                 -------------------
                                 (Registrant)




          by:
          -------------------------------------------
          Duane C. Montopoli
          President and Chief Executive Officer




          by:
          -------------------------------------------
          William H. Everett
          Vice President-Finance and Administration
          (Principal Financial Officer)




          by:
          ------------------------------------------
          Laurence E. Richard
          Controller
          (Principal Accounting Officer)







          Date:  May 12, 1995