Form 10-Q
period 1995-10-01
CHEMFAB CORP
filed 1995-11-15
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended October 1, 1995

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

                               YES     X    NO_____.


               Indicate the  number of  shares outstanding  of each  of the
               issuer's  classes   of  common  stock,  as   of  the  latest
               practicable date.


               Class                         Outstanding at November 10, 1995
               Common Stock, $ .10 par value           5,271,221 shares


                                   CHEMFAB CORPORATION
                                          INDEX



               Part I - Financial Information:                    Page No.

                  Item 1 - Financial Statements

                       Consolidated Balance Sheets at October        3 - 4
                       1, 1995 and June 30, 1995

                       Consolidated Statements of Income for             5
                       the Three Months Ended October
                       1, 1995 and October 2, 1994

                       Consolidated Statements of Cash Flows             6
                       for the Three Months Ended October 1, 1995
                       and October 2, 1994

                       Notes to Consolidated Financial Statements    7 - 8

                  Item 2 - Management's Discussion and Analysis     8 - 10
                           of Financial Condition and Results
                           of Operations

               Part II - Other Information:                             10


                  Item 6(a) - Exhibits                                  10

               Signatures                                               11



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                             CHEMFAB CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                                  Oct. 1,           June 30,
                                                                   1995               1995
                                                               -------------      -------------
                                                                (Unaudited)
           Current assets:
               Cash and cash equivalents                     $    3,280,000     $    3,780,000
               Receivables:
                    Trade                                        14,875,000         16,009,000
                    Retainages                                      148,000            148,000
                    Other                                           220,000            324,000
               Costs and estimated earnings in excess of
                   billings on uncompleted contracts              1,036,000            692,000
               Inventories                                       13,582,000         13,110,000
               Prepaid expenses, and other                        1,218,000            901,000
               Deferred tax assets                                1,203,000          1,152,000
                                                               ------------       ------------
               Total current assets                              35,562,000         36,116,000


               Property, plant and equipment at cost             37,387,000         36,869,000
                    Less accumulated depreciation
                       and amortization                          17,722,000         17,036,000
                                                               ------------       ------------
                                                                 19,665,000         19,833,000

               Goodwill, net                                     11,955,000         12,260,000
               Investments in joint ventures and
                   other assets                                   2,414,000          2,410,000
                                                               ------------       ------------

               Total assets                                  $   69,596,000     $   70,619,000
                                                               ============       ============


           See accompanying Notes to Consolidated Financial Statements



                         CHEMFAB CORPORATION
                     CONSOLIDATED BALANCE SHEETS


                                                                  Oct. 1,           June 30,
                                                                   1995               1995
                                                               -------------      -------------
                                                                (Unaudited)
           Current liabilities:
               Accounts payable and accrued
                    expenses                                 $    8,068,000     $    8,757,000
               Accrued income taxes                                 831,000          1,736,000
               Billings in excess of costs and
                    estimated earnings on
                    uncompleted contracts                           135,000            122,000
                                                               -------------      -------------

               Total current liabilities                          9,034,000         10,615,000


           Long - term debt                                       7,085,000          8,132,000
           Deferred income taxes                                  1,526,000          1,551,000

           Shareholders' equity:
               Preferred stock, par value $.50:
                    authorized - 1,000,000 shares,
                    none issued                                      -                  -
               Common stock, par value $.10:
                    authorized - 15,000,000 shares;
                    issued and outstanding - 5,271,221
                    at October 1, 1995 and 5,235,646
                    at June 30, 1995                                527,000            524,000
               Additional paid-in capital                        16,968,000         16,609,000
               Retained earnings                                 34,910,000         33,551,000
               Foreign currency translation
                    adjustment                                     (454,000)          (363,000)
                                                               -------------      -------------

               Total shareholders' equity                        51,951,000         50,321,000
                                                               -------------      -------------

           Total liabilities and shareholders' equity        $   69,596,000     $   70,619,000
                                                               ============       ============


           See accompanying Notes to Consolidated Financial Statements


                            CHEMFAB CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                            Three Months Ended
                                                       -----------------------------
                                                       Oct. 1, 1995     Oct. 2, 1994
                                                       ------------     ------------

        Net sales                                      $  18,466,000    $  13,722,000
        Cost of sales                                     12,567,000        9,359,000
                                                         -----------      -----------
        Gross Profit                                       5,899,000        4,363,000
        Selling, general and
           administrative expenses                         3,261,000        2,776,000
        Research and development expenses                    545,000          482,000
        Other (income), net                                   (1,000)          (6,000)
        Interest expense                                     183,000            7,000
        Interest income                                      (45,000)         (87,000)
        Results of equity operations                               0           23,000
                                                         -----------      -----------

        Income before income taxes                         1,956,000        1,168,000

        Provision for income taxes                           597,000          345,000
                                                         -----------      -----------

        Net income                                     $   1,359,000    $     823,000
                                                         ===========      ===========
        Weighted average common and
         common equivalent shares                          5,421,000        5,287,000
                                                         ===========      ===========

        Earnings per common share                              $0.25            $0.16
                                                               =====            =====


        See accompanying Notes to Consolidated Financial Statements.


                            CHEMFAB CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                         Three Months Ended
                                                                     -------------------------
                                                                     Oct.1, 1995    Oct.2, 1994
                                                                     -----------    -----------
    Cash flows from operating activities:

       Net income                                                  $  1,359,000   $    823,000

       Adjustments to reconcile net income to net
         cash provided by operations:
            Depreciation and amortization                             1,039,000        730,000

            Results of equity operations                                      0         23,000
            Change in assets and liabilities:
               Receivables                                            1,173,000        724,000
               Costs and estimated earnings in excess
                 of billings on uncompleted contracts, net             (344,000)        58,000
               Inventories                                             (504,000)    (2,158,000)
               Prepaid expenses and other                              (318,000)       (73,000)
               Other assets long-term                                   (98,000)       (71,000)
               Accounts payable and accrued expenses                   (562,000)      (358,000)
               Accrued income taxes                                    (901,000)       (57,000)
               Deferred tax liabilities                                 (25,000)             0
               Deferred tax assets                                      (51,000)             0
                                                                     -----------    -----------
               Total adjustments                                       (591,000)    (1,182,000)
                                                                     -----------    -----------
               Net cash provided by operations                          768,000       (359,000)

       Cash flows from investing activities:
            Capital expenditures (net)                                 (555,000)      (361,000)
                                                                     -----------    -----------

               Net cash used in investing activities                   (555,000)      (361,000)

       Cash flows from financing activities:
            Repayment of long-term debt                              (1,067,000)             0
            Proceeds from exercise of stock options                     365,000         89,000
                                                                     -----------    -----------

               Net cash (used in) provided by financing activities     (702,000)        89,000

       Effect of exchange rate changes on cash                          (11,000)       123,000
                                                                     -----------    -----------

       Net decrease in cash and cash equivalents                       (500,000)      (508,000)

       Cash and cash equivalents at beginning of year                 3,780,000      7,923,000
                                                                     -----------    -----------

       Cash and cash equivalents at end of period                  $  3,280,000   $  7,415,000
                                                                     ===========    ===========

      Interest paid                                                $    190,000   $      7,000
      Income taxes paid                                            $    936,000   $    511,000


       See accompanying notes to the Consolidated Financial Statements



                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Note 1 The  consolidated  financial  statements  of  Chemfab
                      Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at October 1, 1995 and June 30, 1995 and the consolidated statements of income and cash flows for the three months ended October 1, 1995 and October 2, 1994. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.


               Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1995 (file no. 0-12948).

               Note 2  Inventories consist of the following:


                                       October 1, 1995       June 30,1995
                                       ---------------       ------------
                      Finished Goods     $ 3,806,000          $3,953,000
                      Work in Process      5,230,000           5,089,000
                      Raw Materials        4,546,000           4,068,000
                                          __________          __________

                                         $13,582,000         $13,110,000


               Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland, to subsidize investments in plant and equipment in Ireland the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish pounds (U.S. $663,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity so restricted is not sufficient to repay any amount due.


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



               ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

               Three Months Ended October 1, 1995

               Net Sales

               The Company's consolidated net sales for the three months ended October 1, 1995, the first quarter of fiscal 1996, increased 35% to $18,466,000 from $13,722,000 for the same period in the prior year. Measured on the basis of constant foreign currency exchange rates, current year first quarter sales would have increased 34% over sales for the same quarter a year ago. Revenue growth was achieved in both the U.S. and European business operations and reflected the positive impact of the Company's February 1995 acquisition of the Tygaflor fluoropolymer products business based in England.

               Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) decreased 3% to $8,909,000 from $9,187,000 for the same period in the prior year. This sales decline resulted principally from relative softness in aerospace, energy/environment and lab test/healthcare markets during the quarter. It is expected that revenues from U.S. Sourced - Engineered Products will strengthen over the remainder of the current fiscal year.

               Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Western Europe, Africa and the Middle East) increased 83% to $6,270,000 from $3,418,000 for the same period in the prior year. Had foreign currency exchange rates remained unchanged from the first quarter of fiscal 1995, current year first quarter sales would have increased 81% over the same quarter in the prior year. This increase was due primarily to the February 1995 acquisition of the Tygaflor business. Without the benefit of the acquisition, it is estimated that revenues would have increased approximately 6-8%.

               Architectural Product sales increased 194% to $3,287,000 from $1,117,000 for the first quarter of the prior fiscal year. Architectural products were principally sold to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd., during the first quarter of fiscal 1996.
               Architectural product sales are expected to continue to be strong for the remainder of the current year due primarily to continued strong demand in the Japanese market.

               Gross Profit Margins

               Gross profit margins as a percentage of net sales were 32%, unchanged from the first quarter of the prior year.



               Selling, Administrative, Research and Development Expenses

               Selling, general and administrative expenses increased 17% to $3,261,000 from $2,776,000 for the first quarter of fiscal 1995. Increased expenditures were principally the result of the combined effects of the acquisition of the Tygaflor business and a somewhat higher cost structure to support the growth of the underlying business. Absent the impact of the Tygaflor business, selling, general and administrative expenses would have increased approximately 8% over the level of the first quarter of last year. The percentage of selling, general and administrative expenses to total revenues, decreased to 18% as compared to 20% for the first quarter of fiscal 1995.


               Research and development expenses were $545,000, an increase of 13% from last year's level of $482,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

               Interest Expense (Income)

               The Company had net interest expense of $138,000 for the three month period ended October 1, 1995, compared to net interest income of $80,000 for the same period in the prior year. This change was principally due to the use of previously invested cash and the issuance of long-term debt to finance the acquisition of the Tygaflor business in February, 1995.


               Liquidity and Capital Resources

               During the three month period ended October 1, 1995, the Company generated $768,000 of cash from operations. The Company invested $555,000 in property, plant and equipment additions and repaid $1,067,000 of its long-term debt. The Company also received $365,000 in proceeds from the exercise of stock options during this period.

               Working capital increased to $26,528,000 as compared to $25,501,000 at the end of fiscal 1995. As of October 1,
               1995, the Company had approximately $6.6 million of additional credit available under its domestic and international borrowing facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during fiscal 1996 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.



                            PART II - OTHER INFORMATION


               ITEM 6 - Exhibits and Reports on Form 8-K

               6(a) Exhibits

                None

               6(b) Reports on Form 8-K

                None.





                               CHEMFAB CORPORATION


                                   SIGNATURES

               PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


               CHEMFAB CORPORATION
               (Registrant)



               by:/S/ Duane C. Montopoli
               Duane C. Montopoli
               President and Chief Executive Officer



               by:/S/ William H. Everett
               William H. Everett
               Vice President-Finance and Administration
               (Principal Financial Officer)



               by:/S/ Laurence E. Richard
               Laurence E. Richard
               Controller
               (Principal Accounting Officer)





               Date:  November 14, 1995