Form 10-Q
period 1995-12-31
CHEMFAB CORP
filed 1996-02-14
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended December 31, 1995

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


        Class                             Outstanding at February 2, 1996
        Common Stock, $ .10 par value           5,301,446 shares


                             CHEMFAB CORPORATION
                                    INDEX


    Part I - Financial Information:                              Page No.
                                                                 --------

    Item 1 -Financial Statements

         Consolidated Balance Sheets at December                 3 - 4
         31, 1995 and June 30, 1995

         Consolidated Statements of Income for                       5
         the Three Months and Six Months Ended
         December 31, 1995 and January 1, 1995

         Consolidated Statements of Cash Flows                       6
         for the Six Months Ended December 31, 1995
         and January 1, 1995

         Notes to Consolidated Financial Statements              7 - 8

    Item 2 -Management's Discussion and Analysis of              8 - 11
            Financial Condition and Results of Operations

    Part II - Other Information:

      Item 4    - Submission of Matters to a Vote of
                     Security Holders                                12

      Item 6(a) - Exhibits                                           12

      Item 6(b) - Reports on Form 8-K                                12

      Signatures                                                     13



                            PART I - FINANCIAL INFORMATION
                            ------------------------------

                                 CHEMFAB CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                           Dec. 31,          June 30,
                                                             1995              1995
                                                         ------------      ------------
                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                          $   3,800,000     $   3,780,000
    Receivables:
         Trade                                            15,400,000        16,009,000

         Retainages                                          149,000           148,000
         Other                                               182,000           324,000
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                  1,259,000           692,000
    Inventories                                           13,773,000        13,110,000
    Prepaid expenses, and other                              718,000           901,000
    Deferred tax assets                                    1,197,000         1,152,000
                                                         -----------       -----------
    Total current assets                                  36,478,000        36,116,000


    Property, plant and equipment at cost                 38,121,000        36,869,000
         Less accumulated depreciation
            and amortization                              18,356,000        17,036,000
                                                         -----------       -----------
                                                          19,765,000        19,833,000

    Goodwill, net                                         11,520,000        12,260,000
    Investments in joint ventures and
        other assets                                       2,360,000         2,410,000
                                                         -----------       -----------
    Total assets                                       $  70,123,000     $  70,619,000
                                                         ===========       ===========




See accompanying Notes to Consolidated Financial Statements


                                 CHEMFAB CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                                           Dec. 31,          June 30,
                                                             1995              1995
                                                          ----------        ----------
                                                         (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                                      $   8,224,000     $   8,757,000
    Accrued income taxes                                     549,000         1,736,000
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                               249,000           122,000
                                                         -----------       -----------
    Total current liabilities                              9,022,000        10,615,000


Long-term debt                                             5,668,000         8,132,000
Deferred income taxes                                      1,491,000         1,551,000

Shareholders' equity:
    Preferred stock, par value $.50:
         authorized - 1,000,000 shares,
         none issued                                          -                 -
    Common stock, par value $.10:
         authorized - 15,000,000 shares;
         issued and outstanding - 5,299,821
         at December 31, 1995 and 5,235,646
         at June 30, 1995                                    530,000           524,000
    Additional paid-in capital                            17,414,000        16,609,000
    Retained earnings                                     36,731,000        33,551,000
    Foreign currency translation
         adjustment                                         (733,000)         (363,000)
                                                         -----------       -----------

Total shareholders' equity                                53,942,000        50,321,000
                                                         -----------       -----------
Total liabilities and shareholders' equity             $  70,123,000     $  70,619,000
                                                         ===========       ===========




See accompanying Notes to Consolidated Financial Statements






                                 CHEMFAB CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                             ------------------------------       --------------------------------
                                             Dec. 31, 1995     Jan. 1, 1995       Dec. 31, 1995       Jan. 1, 1995
                                             -------------     ------------       -------------       ------------

  Net sales                                  $   20,885,000    $   15,501,000     $   39,351,000    $   29,223,000
  Cost of sales                                  13,943,000        10,746,000         26,510,000        20,105,000
                                                -----------       -----------        -----------       -----------

  Gross profit                                    6,942,000         4,755,000         12,841,000         9,118,000
  Selling, general and
     administrative expenses                      3,621,000         2,753,000          6,882,000         5,529,000
  Research and development expenses                 571,000           489,000          1,116,000           971,000
  Other expense (income), net                        31,000           (57,000)            30,000           (63,000)
  Interest expense                                  157,000             7,000            339,000            13,000
  Interest income                                   (59,000)          (96,000)          (103,000)         (182,000)
  Results of equity operations                            0           114,000                  0           137,000
                                                -----------       -----------        -----------       -----------

  Income before income taxes                      2,621,000         1,545,000          4,577,000         2,713,000

  Provision for income taxes                        800,000           401,000          1,397,000           746,000
                                                -----------       -----------        -----------       -----------

  Net income                                 $    1,821,000    $    1,144,000     $    3,180,000    $    1,967,000
                                                ===========       ===========        ===========       ===========

  Weighted average common and
   common equivalent shares                       5,474,000         5,311,000          5,446,000         5,300,000
                                                ===========       ===========        ===========       ===========

  Earnings per common share                          $ 0.33            $ 0.22             $ 0.58            $ 0.37
                                                     ======            ======             ======            ======





  See accompanying Notes to Consolidated Financial Statements.




                             CHEMFAB CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                (Unaudited)

                                                                        Six Months Ended
                                                                   ------------------------------
                                                                    12/31/95             1/1/95
                                                                   ----------           ---------
Cash flows from operating activities:

   Net income                                                    $  3,180,000       $   1,967,000

   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                               1,992,000           1,449,000
        Results of equity operations                                        0             137,000
        Change in assets and liabilities:
           Receivables                                                594,000             532,000
           Costs and estimated earnings in excess
             of billing on uncompleted contracts, net                (567,000)           (152,000)
           Inventories                                               (748,000)         (1,204,000)
           Prepaid expenses and other                                 178,000            (744,000)
           Other assets long-term                                    (139,000)           (296,000)
           Accounts payable and accrued expenses                     (270,000)           (340,000)
           Accrued income taxes                                    (1,169,000)           (728,000)
           Deferred tax liabilities                                   (60,000)                  0
           Deferred  tax assets                                       (45,000)                  0
                                                                  -----------         -----------
           Total adjustments                                         (234,000)         (1,346,000)
                                                                  -----------         -----------

           Net cash provided by operating activities                2,946,000             621,000

   Cash flows from investing activities:
        Capital expenditures (net)                                 (1,399,000)           (898,000)
                                                                  -----------         -----------
           Net cash used in investing activities                   (1,399,000)           (898,000)

   Cash flows from financing activities:
        Repayment of long-term debt                                (2,309,000)                  0
        Proceeds from excercise of stock options                      812,000             180,000
                                                                  -----------         -----------
           Net cash (used in) provided by financing activities     (1,497,000)            180,000

   Effect of exchange rate changes on cash                            (30,000)             74,000
                                                                  -----------         -----------
   Net increase (decrease)  in cash & marketable securities            20,000             (23,000)

   Cash and marketable securities at beginning of year              3,780,000           7,923,000

   Cash and marketable securities at end of period               $  3,800,000       $   7,900,000
                                                                  ===========         ===========


   Interest paid                                                 $    169,000       $       6,000
   Taxes paid                                                    $  2,317,000       $   1,455,000




    See accompanying Notes to Consolidated Financial Statements




    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at December 31, 1995 and June 30, 1995 and the consolidated statements of income and cash flows for the three months and six months ended December 31, 1995 and January 1, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.


    Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1995 (file no. 0-12948).

    Note 2 Inventories consist of the following:


                                       Dec. 31, 1995   June 30,1995
                                       -------------   ------------

               Finished Goods            $ 4,294,000    $ 3,953,000
               Work in Process             4,769,000      5,089,000
               Raw Materials               4,710,000      4,068,000
                                          __________     __________
                                         $13,773,000    $13,110,000



    Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland, to subsidize investments in plant and equipment in Ireland the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish pounds (U.S. $656,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity so restricted is not sufficient to repay any amount due.


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

    Note 4 Subsequent Event

    On February 1, 1996, Chemfab Corporation's Board of Directors declared a 3 for 2 stock split of the Company's common stock.

    The stock split will be effected in the form of a 50% stock dividend and, upon completion of the transaction, the Company's shares outstanding will increase to approximately 7,950,000 shares. The stock split will be applicable to all shareholders of record at the close of business on February 12, 1996, and the payable date will be February 22, 1996.

    ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

    Three Months Ended December 31, 1995

    Net Sales

    The Company's consolidated net sales for the three months ended December 31, 1995, the second quarter of fiscal 1996, increased 35% to $20,885,000 from $15,501,000 for the same period in the prior year.
    Revenue growth was achieved in both the U.S. and European business operations and reflected the positive impact of the Company's February 1995 acquisition of the Tygaflor fluoropolymer products business based in England. The impact of changes in foreign currency exchange rates on reported revenue growth was immaterial.

    Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 10% to $10,420,000 from $9,466,000 for the same period in the prior year. This sales increase was the result of strength in the Company's communications, food processing and protective systems markets, which was partially offset by softness in both the aerospace and energy and environment markets.

    Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Western Europe, Africa and the Middle East) increased 81% to $7,240,000 from $4,009,000 for the same period in the prior year. This increase was due primarily to the February 1995 acquisition of the Tyg aflor business which has since been combined with the Company's pre-existing United Kingdom subsidiary. Had this acquisition not occurred, it is estimated that European Sourced revenues would have increased by approximately 10% for the quarter.

    Architectural Product sales increased 59% to $3,225,000 from $2,026,000 for the second quarter of the prior fiscal year. Architectural products were sold principally to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd., during the second quarter of fiscal 1996. Architectural product sales are expected to continue to be strong through the end of the current fiscal year due primarily to continued strong demand in the Japanese market.

    Gross Profit Margins

    Gross profit margins as a percentage of consolidated net sales were 33%, up from 31% in the second quarter of the prior year. The increase in gross margins is principally attributable to the leveraging effect of increased revenues on a relatively stable overhead cost structure.

    Selling, Administrative, Research and Development Expenses

    Selling, general and administrative expenses increased 30% to $3,621,000 from $2,753,000 for the second quarter of fiscal 1996. Increased expenditures were principally the result of the combined effects of the acquisition of the Tygaflor business and a somewhat higher cost structure to support the growth of the underlying business. Absent the impact of the Tygaflor business, it is estimated that selling, general and administrative expenses would have increased approximately 13% over the level of the second quarter of last year. The percentage of selling, general and administrative expenses to total revenues decreased to 17% as compared to 18% for the second quarter of fiscal 1995.

    Research and development expenses were $571,000, an increase of 17% from last year's level of $489,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

    Interest Expense (Income)

    The Company had net interest expense of $98,000 for the three-month period ended December 31, 1995, compared to net interest income of $89,000 for the same period in the prior year. This change was principally due to the use of previously invested cash and the issuance of long-term debt to finance the acquisition of the Tygaflor business in February 1995.

    Six Months Ended December 31, 1995

    Net Sales

    The Company's consolidated net sales for the six months ended December 31, 1995, the first half of fiscal 1996, increased 35% to $39,351,000 from $29,223,000 for the same period in the prior year. Revenue growth was achieved in both the U.S. and European business operations and reflected the positive impact of the Company's February 1995 acquisition of the Tygaflor fluoropolymer products business based in England. The impact of changes in foreign currency exchange rates on reported revenue growth was immaterial.

    Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 4% to $19,323,000 from $18,653,000 for the same period in the prior year. This sales increase was the result of strength in the Company's communications, food processing and protective systems markets, which was partially offset by softness in the aerospace and energy and environment markets. It is expected that revenues from sales of U.S. Sourced - Engineered Products for the second half of fiscal 1996 will show continued growth compared to the same period a year ago.

    Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Western Europe, Africa and the Middle East) increased 82% to $13,516,000 from $7,427,000 for the same period in the prior year. This increase was due primarily to the February 1995 acquisition of the Tygaflor business which has been combined with the Company's pre-existing United Kingdom subsidiary. Had this acquisition not occurred, it is estimated that European Sourced revenues would have increased by approximately 10% compared with the first half of last year.

    Architectural Product sales increased 107% to $6,512,000 from $3,143,000 for the first six months of the prior fiscal year. Architectural products were principally sold to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd., during the first half of fiscal 1996. Architectural product sales are expected to continue to be strong through the end of the current fiscal year due primarily to continued strong demand in the Japanese market.


    Gross Profit Margins

    Gross profit margins as a percentage of consolidated net sales were 33%, up from 31% in the first half of the prior year. The increase in gross margins is principally attributable to the leveraging effect of increased revenues on a relatively stable overhead cost structure.


    Selling, Administrative, Research and Development Expenses

    Selling, general and administrative expenses increased 24% to $6,882,000 from $5,529,000 for the second half of fiscal 1996. Increased expenditures were principally the result of the combined effects of the acquisition of the Tygaflor business and a somewhat higher cost structure to support the growth of the underlying business. Absent the impact of the Tygaflor business, it is estimated that selling, general and administrative expenses would have increased approximately 6% over the level of the first half of last year. The percentage of selling, general and administrative expenses to total revenues, decreased to 17% as compared to 19% for the first six months of fiscal 1995.

    Research and development expenses were $1,116,000, an increase of 15% from last year's level of $971,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

    Interest Expense (Income)

    The Company had net interest expense of $236,000 for the six month period ended December 31, 1995, compared to net interest income of $169,000 for the same period in the prior year. This change was principally due to the use of previously invested cash and the issuance of long-term debt to finance the acquisition of the Tygaflor business in February, 1995.

    Liquidity and Capital Resources

    During the six month period ended December 31, 1995, the Company generated $2,946,000 of cash from operations. The Company invested $1,399,000 in property, plant and equipment additions and repaid $2,309,000 of its long-term debt. The Company also received $812,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

    Working capital increased to $27,456,000 as compared to $25,501,000 at the end of fiscal 1995. As of December 31, 1995, the Company had approximately $6.6 million of additional credit available under its domestic and international borrowing facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during calendar 1996 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.


                           PART II - OTHER INFORMATION
                           ---------------------------

    ITEM 4 - Submission of Matters to a Vote of Security Holders

    On October 26, 1995, the Company held its Annual Meeting of Shareholders. At the meeting, Shareholders voted to elect directors of the Corporation; to increase the number of shares of common stock authorized for issuance under the Corporation's Amended and Restated 1991 Stock Option Plan from 700,000 to 1,000,000; and to ratify the selection of Ernst & Young LLP as independent auditors of the Corporation for the year ended June 30, 1996.

    The vote tally for these actions is a follows:

    Directors                               For       Against     Abstain
    --------------------                 ---------    -------     -------

    Paul M. Cook                         4,206,728    309,350         0

    Warren C. Cook                       4,206,718    309,360         0

    Robert E. McGill III                 4,206,728    309,350         0

    James E. McGrath                     4,206,728    309,350         0

    Duane C. Montopoli                   4,206,718    309,360         0

    Nicholas Pappas                      4,206,728    309,350         0


    Stock Option Amendment               2,624,184    591,632   224,957

    Ernst & Young                        4,467,121      1,104    47,853


    ITEM 6 - Exhibits and Reports on Form 8-K

         6(a) Exhibits

              10 (a)(12) First Amendment to Amended and Restated
                         1991 Stock Option Plan.

         6(b) Reports on Form 8-K
              None.


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



    Date:  February 13, 1996