Form 10-Q
period 1996-03-31
CHEMFAB CORP
filed 1996-05-14
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended March 31, 1996

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

                                YES   X    NO
                                    ------   ------.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                 Outstanding at May 9, 1996
     Common Stock, $ .10 par value         7,988,825 shares

                           CHEMFAB CORPORATION
                                 INDEX


Part I - Financial Information:                          Page No.

   Item 1 - Financial Statements

        Consolidated Balance Sheets at March              3 - 4
        31, 1996 and June 30, 1995

        Consolidated Statements of Income for                5
        the Three Months and Nine Months Ended
        March 31, 1996 and April 2, 1995

        Consolidated Statements of Cash Flows                6
        for the Nine Months Ended March 31, 1996
        and April 2, 1995

        Notes to Consolidated Financial Statements        7 - 8

   Item 2 - Management's Discussion and Analysis of       8 - 11
            Financial Condition and Results of Operations

Part II - Other Information:                                12

   Item 6(a) - Exhibits                                     12

   Item 6(b) - Reports on Form 8-K                          12


   Signatures                                               13


                            PART I - FINANCIAL INFORMATION


                                      CHEMFAB CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                             Mar. 31,          June 30,
                                                               1996              1995
                                                           (Unaudited)
                                                           -----------        ----------
        Current assets:
            Cash and cash equivalents                    $   4,185,000     $   3,780,000
            Receivables:
                 Trade                                      17,687,000        16,009,000
                 Retainages                                    148,000           148,000
                 Other                                         179,000           324,000
            Costs and estimated earnings in excess of
                billings on uncompleted contracts              708,000           692,000
            Inventories                                     14,184,000        13,110,000
            Prepaid expenses, and other                      1,219,000           901,000
            Deferred tax assets                              1,157,000         1,152,000
                                                            ----------        ----------
            Total current assets                            39,467,000        36,116,000


            Property, plant and equipment at cost           38,963,000        36,869,000
                 Less accumulated depreciation
                    and amortization                        19,009,000        17,036,000
                                                            ----------        ----------
                                                            19,954,000        19,833,000

            Goodwill, net                                   11,187,000        12,260,000
            Investments in joint ventures and
                other assets                                 2,456,000         2,410,000
                                                            ----------        ----------
            Total assets                                 $  73,064,000     $  70,619,000
                                                         =============     =============




See accompanying Notes to Consolidated Financial Statements





                                      CHEMFAB CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                                             Mar. 31,          June 30,
                                                               1996              1995
                                                           (Unaudited)
                                                           -----------        ----------
        Current liabilities:
            Accounts payable and accrued
                 expenses                                $   9,721,000     $   8,757,000
            Accrued income taxes                               993,000         1,736,000
            Billings in excess of costs and
                 estimated earnings on
                 uncompleted contracts                         560,000           122,000
                                                            ----------        ----------
            Total current liabilities                       11,274,000        10,615,000


        Long-term debt                                       4,430,000         8,132,000
        Deferred income taxes                                1,462,000         1,551,000

        Shareholders' equity:
            Preferred stock, par value $.50:
                 authorized - 1,000,000 shares,
                 none issued                                    -                 -
            Common stock, par value $.10:
                 authorized - 15,000,000 shares;
                 issued and outstanding - 7,977,763
                 at March 31, 1996 and 7,853,469
                 at June 30, 1995                              798,000           785,000
            Additional paid-in capital                      17,610,000        16,609,000
            Retained earnings                               38,478,000        33,290,000
            Foreign currency translation
                 adjustment                                   (988,000)         (363,000)
                                                            ----------        ----------
            Total shareholders' equity                      55,898,000        50,321,000
                                                            ----------        ----------

        Total liabilities and shareholders' equity       $  73,064,000     $  70,619,000
                                                         =============     =============


See accompanying Notes to Consolidated Financial Statements




                            CHEMFAB CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)






                                           Three Months Ended                Nine Months Ended
                                           ------------------                -----------------
                                      Mar. 31, 1996   Apr. 2, 1995      Mar. 31, 1996   Apr. 2, 1995
                                      -------------   ------------      -------------   ------------

    Net sales                       $  21,814,000   $  17,510,000     $  61,165,000   $  46,733,000
    Cost of sales                      14,477,000      11,878,000        40,987,000      31,983,000
                                       ----------      ----------        ----------      ----------
    Gross profit                        7,337,000       5,632,000        20,178,000      14,750,000
    Selling, general and
       administrative expenses          3,638,000       3,184,000        10,520,000       8,713,000
    Research and development expenses     614,000         605,000         1,730,000       1,576,000
    Other expense (income), net           (15,000)        (52,000)           15,000        (115,000)
    Interest expense                      229,000         134,000           568,000         147,000
    Interest income                       (34,000)        (66,000)         (137,000)       (248,000)
    Results of equity operations                0         (21,000)                0         116,000
                                       ----------      ----------        ----------      ----------
    Income before income taxes          2,905,000       1,848,000         7,482,000       4,561,000

    Provision for income taxes            892,000         531,000         2,289,000       1,277,000
                                       ----------      ----------        ----------      ----------
    Net income                      $   2,013,000   $   1,317,000     $   5,193,000   $   3,284,000
                                     ============    ============      ============    ============
    Weighted average common and
     common equivalent shares           8,250,000       8,001,000         8,191,000       7,965,000
                                        =========       =========         =========       =========

    Earnings per common share               $0.24           $0.16             $0.63           $0.41
                                            =====           =====             =====           =====





See accompanying Notes to Consolidated Financial Statements.




                                   CHEMFAB CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                             Mar. 31,            Apr. 2,
                                                                               1996                1995
         Cash flows from operating activities:                              ----------          ----------

            Net income                                                   $   5,193,000       $   3,284,000

            Adjustments to reconcile net income to net
              cash provided by operating activities:
                 Depreciation and amortization                               2,818,000           2,322,000
                 Results of equity operations                                        0             116,000
                 Change in assets and liabilities:
                    Receivables                                             (1,956,000)           (874,000)
                    Costs and estimated earnings in excess
                      of billing on uncompleted contracts, net                 (16,000)           (223,000)
                    Inventories                                             (1,279,000)         (1,891,000)
                    Prepaid expenses and other                                (197,000)           (483,000)
                    Other assets long-term                                    (345,000)           (568,000)
                    Accounts payable and accrued expenses                    1,645,000           1,711,000
                    Accrued income taxes                                      (708,000)           (344,000)
                    Deferred tax liabilities                                   (89,000)           (211,000)
                    Deferred  tax assets                                        (5,000)                  0
                                                                            -----------         -----------
                    Total adjustments                                         (132,000)           (445,000)
                                                                            -----------         -----------
                    Net cash provided by operating activities                5,061,000           2,839,000

            Cash flows from investing activities:
                 Purchase of Tygaflor                                                0         (16,344,000)
                 Capital expenditures (net)                                 (2,106,000)         (1,391,000)
                                                                            -----------        ------------
                    Net cash used in investing activities                   (2,106,000)        (17,735,000)

            Cash flows from financing activities:
                 (Repayment) Proceeds of long-term debt                     (3,513,000)         11,060,000
                 Proceeds from excercise of stock options                    1,013,000             189,000
                                                                            -----------         ----------
                    Net cash (used in) provided by financing activities     (2,500,000)         11,249,000

            Effect of exchange rate changes on cash                            (50,000)            307,000
                                                                            -----------         ----------
            Net increase (decrease)  in cash & marketable securities           405,000          (3,340,000)

            Cash and marketable securities at beginning of year              3,780,000           7,923,000

            Cash and marketable securities at end of period              $   4,185,000       $   4,583,000
                                                                          ============        ============


         Interest paid                                                   $     602,000       $     143,000
         Taxes paid                                                      $   2,560,000       $   1,592,000




See accompanying Notes to Consolidated Financial Statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 31, 1996 and June 30, 1995 and the consolidated statements of income and cash flows for the three months and nine months ended March 31, 1996 and April 2, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.


Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1995 (file no. 0-12948).

Note 2   Inventories consist of the following:

                       Mar. 31, 1996               June 30,1995
                       -------------               ------------

Finished Goods           $ 4,452,000                 $3,953,000
Work in Process            5,727,000                  5,089,000
Raw Materials              4,005,000                  4,068,000
                          ----------                  ---------

                         $14,184,000                $13,110,000
                         ===========                ===========

Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize certain investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish pounds (U.S. $646,000)
of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amount due.


Various lawsuits and claims are pending or have been asserted against the Company, including the matter previously disclosed by the Company involving the Bennington Landfill Superfund site, in Bennington, Vermont. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes their disposition, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.

Note 4 All reported share data has been adjusted to reflect the Company's 3 for 2 stock split in the form of a stock dividend in February 1996.

Note 5   Subsequent Event

On May 2, 1996, Chemfab Corporation's Board of Directors authorized the repurchase, at management's discretion, of up to 400,000 shares of the Company's common stock during any one fiscal year.

Shares repurchased under this authorization will be used to offset the dilution caused by the Company's employee stock option plans.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1996

Net Sales

The Company's consolidated net sales for the three months ended March 31, 1996, the third quarter of fiscal 1996, increased 25% to $21,814,000 from $17,510,000 for the same period in the prior year. Revenue growth was achieved in both the U.S. and European business operations and reflected the positive impact of the Company's February 1995 acquisition of the Tygaflor fluoropolymer products business in England. The impact of changes in foreign currency exchange rates on reported revenue growth for the quarter was immaterial.

Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 9% to $10,318,000 from $9,464,000 for the same period in the prior year. This sales increase resulted principally from continued strength in the Company's communications and protective systems product areas. It is expected that revenues from sales of U.S. Sourced - Engineered Products for the fourth quarter of fiscal 1996 will show continued growth compared to the same period a year ago.

Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Middle East) increased 37% to $8,162,000 from $5,946,000 for the same period in the prior year. This increase resulted from the February 1995 acquisition of the Tygaflor business, which has since been combined with the Company's pre-existing United Kingdom subsidiary, and from strong demand for the Company's industrial products in Europe. Had this acquisition not occurred, it is estimated that European sourced revenues would have increased by approximately 20% compared with the same period of the prior year.

Architectural Product sales increased 59% to $3,334,000 from $2,100,000 for the third quarter of the prior fiscal year. Architectural product sales during the quarter were principally to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd. Architectural product sales are expected to remain strong through the end of the current fiscal year due primarily to continued strong demand for such products in Japan.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales reached 34% for the quarter, up from 32% for the third quarter of the prior year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively stable overhead cost structure.

Selling, Administrative, Research and Development Expenses

Selling, general and administrative expenses increased 14% to $3,638,000 from $3,184,000 for the third quarter of last year. Increased expenditures resulted from the combined effects of the acquisition of the Tygaflor business and a somewhat higher cost structure to support growth of the underlying business. Absent the Tygaflor acquisition, it is estimated that third quarter selling, general and administrative expenses would have increased approximately 6% over the level of the previous year. The percentage of selling, general and administrative expenses to total revenues decreased to 17% as compared to 18% for the third quarter of last year.

Research and development expenses totaled $614,000, an increase of 1% over last year's level of $605,000. This level of spending, at approximately 3% of consolidated sales, is consistent with recent actual and currently planned levels of R&D spending for the Company.

Interest Expense (Income)

The Company had net interest expense of $195,000 for the three months ended March 31, 1996, compared to net interest expense of $68,000 for the same period in the prior year. This was the net result of (1) a full quarter of interest charges this year on the Tygaflor acquisition bank debt (the Tygaflor
Debt) as compared to a half quarter of such charges last year, (2) approximately $100,000 in breakage costs incurred to convert part of the fixed
interest  rate portion of the  Tygaflor Debt to  a variable rate, and   (3)
partially offset by a lower Tygaflor Debt principal balance this year due to debt repayments since the date of acquisition.


Nine Months Ended March 31, 1996

Net Sales

The Company's consolidated net sales for the nine months ended March 31, 1996 increased 31% to $61,165,000 from $46,733,000 for the same period a year ago. Revenue growth was achieved in both the U.S. and European business operations and reflected the positive impact of the Company's February 1995 acquisition of the Tygaflor fluoropolymer products business in England. The impact of changes in foreign currency exchange rates on reported revenue growth for the nine month period was immaterial.

Engineered Products - U.S. Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 5% to $29,641,000 from $28,117,000 for the same period in the prior year. This sales increase was the result of strength in the Company's communications, food processing and protective systems markets, which was partially offset by softness in the aerospace, lab test / healthcare and energy/environment markets.

Engineered Products - Europe Sourced sales (which include product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Middle East) increased 62% to $21,678,000 from $13,373,000 for the same period in the prior year. This increase was due primarily to the February 1995 acquisition of the Tygaflor business which has since been combined with the Company's pre-existing United Kingdom subsidiary. Had this acquisition not occurred, it is estimated that European sourced revenues would have increased by approximately 14% compared with the first nine months of last year.

Architectural Product sales for the first nine months this year increased 88% to $9,846,000 from $5,243,000 for the same period a year ago. Architectural product sales during the current year period were principally to the Company's Japanese joint venture company, Nitto Chemfab Co., Ltd.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales reached 33% for the current year period, up from 32% for the first nine months of the prior year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively stable overhead cost structure.

Selling, Administrative, Research and Development Expenses

Year-to-date selling, general and administrative expenses increased 21% to $10,520,000 from $8,713,000 for the same period a year ago. Increased expenditures resulted principally from the combined effects of the acquisition of the Tygaflor business and a somewhat higher cost structure to support growth of the underlying business. Absent the Tygaflor acquisition, it is estimated that selling, general and administrative expenses would have increased approximately 8% over the level of the prior period. The percentage of selling, general and administrative expenses to total revenues decreased to 17% as compared to 19% for the first nine months of last year.

Research and development expenses totaled $1,730,000, an increase of 10% over last year's level of $1,576,000. This level of spending, at approximately 3% of consolidated sales, is consistent with recent actual and currently planned levels of R&D spending for the Company.

Interest Expense (Income)

The Company had net interest expense of $431,000 for the nine month period ended March 31, 1996, compared to net interest income of $101,000 for the same period in the prior year. This change resulted principally from using previously invested cash, and issuing long-term debt, to finance the acquisition of the Tygaflor business in February, 1995.

Liquidity and Capital Resources

During the nine month period ended March 31, 1996, the Company generated $5,061,000 of cash from operations. The Company invested $2,106,000 in property, plant and equipment additions and repaid $3,513,000 of its long-term debt. The Company also received $1,013,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $28,193,000 from $25,501,000 at the end of fiscal 1995. As of March 31, 1996, the Company had approximately $6.5 million of additional credit available under its domestic and international borrowing facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during calendar 1996 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.







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






by:/S/ Laurence E. Richard
Laurence E. Richard
Controller
(Principal Accounting Officer)






Date: May 14, 1996