Form 10-K
period 1996-06-30
CHEMFAB CORP
filed 1996-09-26
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996         Commission File No. 0-12948

                            Chemfab Corporation
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


       Delaware                                     03-0221503
- ------------------------------                   -------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

 701 Daniel Webster Highway
      P.O. Box 1137
 Merrimack, New Hampshire                           03054
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


                             Area Code (603) 424-9000
                          -------------------------------
                          (Registrant's telephone number)




                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None



                SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, $.10 par value



     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                            [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant at August 8, 1996 was approximately $96.2 million. 8,069,574 shares of the Registrant's common stock, $.10 par value, were outstanding on August 8, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy  Statement  for  the  1996 Annual  Meeting  of  Shareholders  of  the
Registrant  to be  held on  October 31,  1996.   Certain information  therein is
incorporated by reference into Part III hereof.


                                     PART I

ITEM 1      BUSINESS

      CHEMFAB CORPORATION, together with its consolidated subsidiaries (hereinafter, the Company), is an international manufacturer and marketer of engineered products based on its expertise and technology in polymeric composite materials. Relative to alternative materials, the Company's polymer-based composite materials exhibit an outstanding range and combination of performance properties, including superior thermal, chemical, electrical and surface release properties, retention of flexibility-in-use, mechanical strength, and other performance properties depending on the requirements of particular applications. The majority of the Company's composite materials are made by embedding woven glass fiber into a fluoropolymer resin matrix. Worldwide end-use applications for the Company's products are in electronics, environmental, food processing, architectural, aerospace, communications, protective clothing, and other industrial markets. The Company operates in one business segment.

      The Company's principal executive offices are located at 701 Daniel Webster Highway, P.O. Box 1137, Merrimack, New Hampshire 03054; its telephone number is (603) 424-9000. Unless the context indicates otherwise, the term
"Company" in this Form 10-K refers to Chemfab Corporation, a Delaware corporation, as well as its predecessor company incorporated in 1968, and its consolidated subsidiaries.

      The Company is organized into three geographically focused business units:
(1) the Americas Business Group (North America and South America), (2) the European Business Group (Europe, India, the Middle East and Africa), and (3) the Asia Pacific Business Group (the Far East). Each is principally responsible for all business operations conducted in its geographic territory, except that the Americas Business Group is responsible for architectural product sales worldwide.

PRODUCTS

      The Company has two principal product groups: engineered products and architectural products. Sales of engineered products are reported separately for Americas sourced sales and Europe sourced sales (see "Comparative Sales by Product Group" on page 5) because they represent the activities of different marketing and manufacturing organizations within the Company; however, the products manufactured at each location are generally similar, and rely principally on the performance properties of the Company's fluoropolymer-containing composite materials, as described above and below, to create value-in-use. No Asia Pacific sourced sales are reported since the Company's marketing and manufacturing organization in that region was not materially operational as of year end.

      Engineered Products - Americas Sourced sales include all non-architectural product sales from the Company's U.S. manufacturing plants. These sales are made primarily to customers in the Americas and the Far East. Engineered Products - Europe Sourced sales include all sales from the Company's European manufacturing plants and are made primarily to customers in Western Europe, Africa, the Middle East and the Far East. All architectural membrane products are manufactured in the United States and are reported as a separate component of revenue.

      ENGINEERED PRODUCTS. Engineered products, whether manufactured in the United States or Europe, consist of a broad range of polymer-based composite materials which are generally characterized by their exceptional ability to withstand high temperatures, corrosive chemicals and other harsh conditions, and by their excellent surface release properties. These products are generally used in industrial applications involving severe service environments, but some communications and protective systems products are sold to the U.S. Government and have their own unique performance properties. The majority of the engineered products sold by the Company are comprised of woven fiberglass or other high-strength fiberous reinforcements coated or laminated with formulations of polytetrafluoroethylene (PTFE) or other fluoropolymer resins. By designing variations in the reinforcements and the coatings, the Company has engineered many products with specific performance characteristics. The combination of fluoropolymer resins and reinforcing fibers provide the resultant composite materials with performance properties far surpassing those of the separate component materials contained therein.

      The Company's engineered products are sold into a number of specific markets and the polymer-based composite materials of which they are comprised are tailored accordingly to satisfy specific requirements of the product in-use. Selected examples of typical engineered products and their markets are described below:

      Energy/Environmental Market - The Company's DARLYN(R) Chemical Resistant Membrane is used as expansion joints at power generating stations and in chemical processing plants to provide extended life to flexible joints which are exposed to highly corrosive flue duct condensates and gases at varying temperatures. In addition, the Company manufactures a similar corrosion resistant composite which is fabricated into floating roof seals to retard evaporation from above-ground petroleum bulk storage tanks.

      Food Processing Market - The Company manufacturers and sells a broad range of high temperature conveyor belts and grilling release sheets used in commercial cooking applications and quick service restaurants. These products rely on the excellent release properties of PTFE required by the food processing industry for use in high-temperature cooking.

      Communications Market - The Company manufactures planar electromagnetic windows, utilizing its RAYDEL(R) Microwave Transmissive Composite, for commercial microwave communications. It also designs and manufactures spherical radomes for radar and high frequency satellite communications which are sold primarily under government prime and subcontracts. These products rely on RAYDEL's low signal loss over a wide range of frequencies, and outstanding hydrophobicity, which results in minimal signal loss even in adverse weather conditions.

      Lab Test/Biomedical Market - The Company manufactures a comprehensive product line of high performance elastomeric closures for use in gas and liquid chromatography, environmental testing and the packaging and storage of sterile biomedical culture media. The products, sold under the MICROSEP(R) and MICROLINK(R) trademarks, are based upon a combination of fluoropolymer and silicone elastomer processing technology. The performance of these products relies on the purity, inertness and physical integrity of the Company's multi-layer PTFE films, in combination with the elastomer properties of silicone, to create closures capable of containing the most sensitive chemicals and samples without risk of sample contamination or seal degradation.

In addition  to these  specific examples  of products  which rely  on the highly tailored performance properties of the Company's polymer-based composite materials, the Company sells fiber-reinforced composite materials primarily in the form of belting products, to customers in the packaging, textile, floor covering and other industries which use the products as consumable processing aids in their manufacturing processes. The Company also sells fiber-reinforced composite materials and fluoropolymer films in roll stock form to end users and distributors for use in a variety of industries where severe service environments exist.

      ARCHITECTURAL PRODUCTS. The Company has developed and markets a line of permanent architectural membrane products under the name SHEERFILL(R) Architectural Membrane. These materials are made of a PTFE coated fiberglass composite that is strong, translucent, fire resistant, self cleaning and long-lived. SHEERFILL(R) is typically used as a primary structural component in roof systems and large skylights for athletic facilities, walkways, entrance canopies, convention centers and specialty events structures. The most visible and cost effective applications for these products are as roofing and skylighting systems covering large domed stadiums and transportation terminals. An example of such a roofing application is the Denver International Airport. The Company also manufactures and sells acoustical liner membrane under the name FABRASORB(R) Acoustical Membrane, which is used inside such structures as a sound dampener or decorative liner.

      Since the inception of the permanent membrane structures business in 1973, establishing and maintaining a reliable delivery system to install permanent membrane structures has been a key element of the Company's strategy to develop the market. Principally for this purpose, over the past twenty years, the Company has held equity positions in several companies that design, fabricate, and install permanent membrane structures. Throughout this period, however, the Company's primary focus has been on establishing itself as the world leader in the development, manufacture and sale of architectural membrane products.

      As part of the market development strategy described above, the Company has participated in two corporate joint ventures. In 1985, the Company formed a corporate joint venture, now named Birdair, Inc. (Birdair), to provide design/engineering, fabrication and installation support services related to permanent membrane structures. Effective March 27, 1992, the Company sold its 47.5% equity interest (and 50% voting interest) in this venture to Taiyo Kogyo Corporation (Taiyo) which owned the other 50% voting interest at that time. As part of the transaction, the Company and Taiyo entered into a ten (10) year supply agreement pursuant to which the Company continues to be Birdair's exclusive supplier of architectural membrane products for permanent fabric structure projects undertaken by Birdair throughout the world.

      Also in 1985, the Company, together with Nitto Denko Corporation and Taiyo Kogyo Corporation, formed a joint venture company in Japan, Nitto Chemfab Co., Ltd. (Nitto Chemfab), for the purpose of manufacturing and selling architectural and industrial products into the Japanese market. As a result of changes in economic conditions since the joint venture was established, and recent amendments to its governing agreements, Nitto Chemfab's business activities are now generally limited to purchasing architectural products, principally from the Company, for resale in Japan, promoting such products in the Japanese market, and providing related customer service and support. Nitto Chemfab is 39% owned by the Company, with the remainder owned 51% and 10% by Nitto Denko Corporation and Taiyo Kogyo Corporation, respectively (see Note 13 of Notes to Consolidated Financial Statements).

SALES AND MARKETING

      The Company sells its engineered products primarily through direct sales efforts in the United States, supplemented by commissioned representatives and distributors as necessary in the United States and in the Far East. In Europe, the Company sells its products primarily through distributors in its major markets, except in the UK and Spain, where it maintains its own direct sales force. Architectural membrane products are sold pursuant to supply agreements with Birdair, Nitto Chemfab, and a customer in Australia. The Company's sales and marketing personnel attempt to understand its customers' businesses and respond to their specific applications needs by drawing from the Company's materials, weaving, coating, film manufacturing, laminating, design engineering, fabricating and installation capabilities and technologies.


                                   COMPARATIVE SALES BY PRODUCT GROUP

                                             1996        1995        1994        1993        1992
                                             ----        ----        ----        ----        ----
                                                        (in thousands)

Engineered Products - Americas Sourced    $41,436     $38,962     $34,008     $31,868     $29,916

Engineered Products - Europe Sourced       29,710      20,833      13,882      12,527      12,111

Architectural Products                     12,736       8,185       4,261       6,541       8,011
                                          -------     -------      ------      ------      ------
                                          $83,882     $67,980     $52,151     $50,936     $50,038
                                          =======     =======     =======      ======     =======



MAJOR PRODUCT SALES

      Sales of grilling release sheets and belting products used in the food processing industry accounted for 11%, 13% and 15% of the Company's fiscal 1996, 1995 and 1994 sales, respectively. Also see Note 12 of Notes to Consolidated Financial Statements.

MANUFACTURING

      The Company's manufacturing processes include the weaving of fibrous reinforcing materials, the application of formulated coatings to reinforcements, the production of multi-layer films, and the combination of such materials as multi-layer composites by lamination. The Company's manufacturing processes also include extrusion and precision calendering of silicone elastomer.

      Woven reinforcements are manufactured in widths up to fifteen feet as well as in narrower formats of specialty design. The mechanical performance of coated or laminated composites is substantially a function of the uniformity and quality of such reinforcements. The Company's Merrimack, New Hampshire facility is believed to be uniquely adapted to the manufacture of such fibrous reinforcements at the high level of quality required for their use in structural composite materials.

      Coatings are produced from aqueous formulations of fluoropolymer resins in the Company's North Bennington, Vermont, Merrimack, New Hampshire, Kilrush, Ireland and Littleborough, England facilities, employing equipment and control systems substantially designed and installed by the Company.

      Specialty fluoropolymer films are produced at the Company's Merrimack, New Hampshire facility utilizing the Company's proprietary casting process and other related processes. Lamination of fluoropolymer containing materials is performed in the Merrimack facility and in the Company's Kilrush, Ireland facility.

      High performance elastomeric closures (septa and cap liners) are produced in the Company's Poestenkill, New York facility. Precision calendered extrusions of silicone elastomers, often laminated to specialty fluoropolymer films, are fabricated into a wide variety of closure parts. Thermal welding of liners into plastic caps is performed utilizing the Company's proprietary MICROLINK(R) technology.

      Design/engineering and fabrication of end-use articles is primarily carried out at the Company's Merrimack, New Hampshire facility. Light fabrication of conveyor belts, food processing release sheets and other products is also performed at the Company's North Bennington, Vermont, Schaumburg, Illinois, Kilrush, Ireland, Littleborough, England, and Valencia, Spain facilities. The Company designs and builds substantially all of the jigs, fixtures, heat sealing machinery and other equipment required for fabrication.

RAW MATERIALS

      The primary raw materials used by the Company in its weaving, coating and film manufacturing operations are fiberglass yarns, commercially available woven fiberglass reinforcements and fluoropolymers (principally PTFE). The fiberglass yarns are supplied principally by Owens Corning (OC) and PPG Industries, Inc. Alternative sources of supply are available for all the Company's key raw materials, except for certain specialty glass yarns used in the manufacture of structural membrane products which are presently supplied only by OC. For such specialty glass yarns, OC has agreed to give the Company at least two years advance notice prior to any discontinuance of production and supply. The Company believes that it maintains adequate inventories and close working relationships with its suppliers to provide for a continuous and adequate supply of raw materials for production. The Company has not experienced any serious interruptions in production due to a shortage of raw materials.

BACKLOG

      The Company's backlog, comprised of firm orders or unfilled portions thereof, at the dates indicated were as follows:


                                                         AT JUNE 30,
                                             --------------------------------
                                                     (in thousands)

                                               1996          1995        1994
                                               ----          ----        ----

Engineered Products - Americas Sourced      $ 8,172       $ 6,157      $4,562

Engineered Products - Europe Sourced          3,117         2,880         926

Architectural Products                        2,192         3,794       1,977
                                            -------       -------      ------
                                            $13,481       $12,831      $7,465
                                            =======       =======      ======

   Included   in  the   June  30,   1996  backlog  is approximately $4,165,000
attributable to United States Government prime contracts and subcontracts. All United States Government contracts, whether funded or unfunded, can be terminated or curtailed at the convenience of the Government.

   The Company expects to recognize as revenue in fiscal 1997 virtually all of its June 30, 1996 backlog.

OTHER

   In  addition to  normal business risks,  operations outside the United States
are subject  to  other risks  including:   the  political, economic and  social
environment; governmental laws and regulations; and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

   Fiscal 1996 expenditures for Company-sponsored research and development were $2,270,000, representing approximately 3% of consolidated net sales, an amount which management believes is sufficient to support continuing new product and process development. Comparable expenditures in 1995 and 1994 were $2,047,000 and $1,965,000, respectively, which represented approximately 3% and 4% of consolidated net sales in those years.

   During fiscal 1996, the Company's research efforts were devoted primarily to developing the technology necessary to combine the desirable properties of fluoropolymers with those of other polymeric materials. The targets of such efforts are applications that require a different balance of performance properties and/or lower market pricing than may be achievable with solely fluoropolymer-containing materials. Resources were also committed to improvements in the area of pressure-sensitive adhesive tapes and the development of new laminates and fabrication technology for industrial belting and food processing applications.

COMPETITION

   The Company believes that the integration of its materials and processing technologies represents a significant factor in its competitive position. The
Company also competes on the basis of technological suitability, quality and price of its products, its ability to meet individual customer specifications, and the quality of technical assistance and service furnished to customers.

   The majority of the Company's engineered products are comprised of the Company's fluoropolymer-containing composite materials and specialty fluoropolymer films. These materials are manufactured through the application of a number of different production processes, including custom fiber reinforcement weaving, fluoropolymer coating, fluoropolymer film casting, and fluoropolymer film lamination. In the area of fluoropolymer coated composites, the Company has three major and several smaller competitors worldwide in a relatively mature marketplace. The Company believes that it is the market leader in both the United States and Europe in the majority of product lines based on this production methodology. The Company's multi-layer fluoropolymer films and products made from fluoropolymer film laminates are based on the proprietary technologies and, accordingly, there is no significant competition worldwide which utilizes the same process technologies. These products do, however, compete with other valued products comprised of similar and dissimilar materials.

   In the area of high performance elastomeric closures, the Company has four major and several smaller competitors worldwide.

   None of the Company's competitors have the same breadth of offering in these specialty niches, and the Company believes it is the global leader in the principal markets where it competes. The Company's fluoropolymer-containing composite materials are also fabricated into end-use products. The Company believes that these fabricated articles, which include chemical protective suits, chemical liners, spherical radomes, and military shelters, compete favorably against products manufactured from other materials.

   The Company believes that its architectural membrane products, which are sold through supply agreements with Birdair, Nitto Chemfab, and a customer in Australia, have a worldwide leadership position in the market for permanent membrane structures. The Company believes its leadership position in this field is the result of its expertise in wide-width weaving and coating, coupled with the expertise of its joint venture partners and other customers in the design/engineering and installation of permanent membrane structures. SHEERFILL(R) Architectural Membrane products compete with alternative construction materials, and with permanent architectural membrane materials manufactured by other companies.

PATENTS AND TRADEMARKS

   The Company holds numerous patents, covering manufacturing processes, product compositions and end-use applications. In addition, the Company has several patent applications on file, one of which involves a device using a coated fabric composite in the field of air handling and distribution. During fiscal year 1995, the Company was issued a U.S. patent for a structural fluoropolymer laminate and a European patent for an improved fluoropolymer/polyimide film useful as high temperature wire insulation. The Company acquired one patent and one patent application as part of the February, 1995 purchase of the Tygaflor business (see Note 2 of Notes to Consolidated Financial Statements). As part of the April, 1994 purchase of Canton Bio-Medical (see Note 3 of Notes to Consolidated Financial Statements), the Company acquired two patents related to cap and closure applications.

   The Company holds numerous registered trademarks (three of which were acquired with the Tygaflor business and two of which were acquired with Canton Bio-Medical). As part of the Company's global expansion in Asia Pacific and South America the Company has, in fiscal 1996, initiated registrations of its most important trademarks in various countries in these new territories.

   U.S. patents and trademarks, and their foreign counterparts, are key elements in the Company's strategy to maintain and extend its competitive position in its markets. The Company also relies on trade secrets and proprietary know-how in the design and manufacture of its products.

ENVIRONMENTAL CONTROLS

   Federal, state, local, and foreign governmental requirements relating to the discharge of materials into the environment, the disposal of hazardous wastes and other factors affecting the environment have had, and will continue to have, an impact on the manufacturing operations of the Company (see Item 3 Legal Proceedings). Thus far, the Company believes compliance with such provisions has been accomplished without material effect on the Company's capital expenditures, earnings and competitive position, and it is expected that this will continue to be the case.

EMPLOYEES

   At June 30, 1996 the Company had 557 full-time employees.

ITEM 2   PROPERTIES

   The sales, marketing, administrative, research and development, manufacturing and distribution facilities used by the Company and its subsidiaries are located in four different states within the U.S., and in Ireland, England, Spain and China. The Company owns an aggregate of approximately 274,000 square feet of facilities, and leases approximately 138,000 square feet of additional space.

   In December 1993, the Company purchased, for approximately $5.3 million in cash, its Merrimack, New Hampshire headquarters site. The property, which previously had been occupied under lease, consists of a 170,000 square foot building and 21 acres of land. At the time of the purchase, the Company also acquired a 10 year right to purchase an additional 32 acres of adjacent undeveloped land.

   In the opinion of the Company, its properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to conduct its business at present levels. A summary of the square footage of floor space currently being utilized at the Company's facilities at June 30, 1996 is as follows:



                                          NO.  OF
            PRIMARY USE                   LOCATIONS     OWNED         LEASED(1)

Manufacturing and engineering                8          217,000       112,000

Research and development,                    9(2)        57,000        26,000
 sales and administrative
 office facilities


         (1) The lease in the Republic of Ireland is a tenant-at-will lease; leases in Illinois expire in 1998, Vermont in 1996, New York in 1999, England in 2000, Spain in 1997 and China in 1999. Principal manufacturing facilities in New Hampshire, Vermont and Ireland are owned by the Company. Leased space in these locations is primarily used for storage and/or sales and administrative functions.

         (2) Of the Company's nine research and development, sales and administrative office facilities, eight are located together with manufacturing and engineering facilities.


ITEM 3   LEGAL PROCEEDINGS

      In March 1991, the Company received notice from the Environmental Protection Agency (EPA) that it was one of a number of potentially responsible parties (PRP's) under the Comprehensive Environmental Response, Compensation & Liability Act (CERCLA) and related laws concerning the disposal of hazardous waste at the Bennington Landfill Superfund Site in Bennington, Vermont (the
Site). Under these statutes, PRP's may be jointly and severally liable for the cost of cleanup actions at the Site and for other damages.

      In June 1991, while denying liability, the Company together with approximately 12 other Site PRP's entered into an Administrative Consent Order with the EPA to undertake and fund a Remedial Investigation/Feasibility Study (the Study) to evaluate the condition of the Site and to study the remediation alternatives available for cleanup. Upon completion of the Study, the EPA divided the remedy at the Site into two parts: Source Control and Management of Groundwater Migration.

      On July 24, 1995, the EPA issued notice to the Company and approximately 33 other parties of its intention to negotiate with them for their funding and performance of the Source Control part of the remedy. Subsequently, a group consisting of the Company and 16 other parties negotiated an agreement among themselves (the Proposed Settlement) pursuant to which they have been divided into 5 Performing Parties and 12 de minimis parties. Under the terms of the Proposed Settlement, which has now been presented to the EPA as a formal settlement offer, (1) the Company would be one of the de minimis parties and, as such, would pay a specified amount to the EPA, (2) as a de minimis party, the Company would receive a statutory release pursuant to which it would be protected from all further claims related to the cleanup actions at the Site, and (3) the 5 Performing Parties (of which the Company would not be one) would be responsible for all remaining costs of both parts of the remedy at the Site. The Proposed Settlement is now being reviewed by the EPA and the U.S. Department of Justice.

      On the basis of all information available to date, including the amount specified to be paid by the Company as a de minimis party under the terms of the Proposed Settlement, and the results of the Company's past review of its purchasing and materials disposal records, the Company believes that the ultimate resolution of this matter is not likely to have a material adverse effect on its financial condition or results of operations.

      The Company is involved in a number of other lawsuits as either a defendant or a plaintiff. Although the outcome of such matters cannot be predicted with certainty, and some law suits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's Consolidated Financial Statements.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A  OFFICERS OF THE COMPANY

      The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the Officers of the Company are as follows:

      NAME                   AGE              POSITION OR OFFICE HELD

Duane C. Montopoli           47       President, Chief Executive Officer and
                                       Director

John W. Verbicky             44       Executive Vice President and Chief
                                       Operating Officer

James C. Manocchi            43       Vice President - Asia Pacific Business
                                       Group

Moosa E. Moosa               39       Vice President - Finance and
                                       Administration, Treasurer, Chief
                                       Financial Officer and Secretary

Gabriel P. O'Gara            52       Vice President - European Business Group

Charles Tilgner III          61       Vice President and Director of U.S.
                                       Operations and Engineering

Laurence E. Richard          43       Corporate Controller


      Duane C. Montopoli was elected President and Chief Executive Officer in January 1987; he had been serving as interim President since June 1986. He joined the Company as Chief Financial Officer in February 1986. Until January 1990, he was also a partner in Oak Grove Ventures, Menlo Park, California, which he joined in December 1983. Prior to that time, Mr. Montopoli was employed by Arthur Young & Company (now Ernst & Young LLP) where he was a general partner from October 1982 through December 1983.

      John W. Verbicky joined the Company in January 1993 as Vice President - Research & Development. In April 1994, Dr. Verbicky assumed the position of Vice President - U.S. Business Group, and in March 1996 he was promoted to the position of Executive Vice President and Chief Operating Officer. From November 1990 until the commencement of his employment with the Company, Dr. Vebicky was employed by General Electric as manager of the Environmental Technology Laboratory at GE's Research and Development Center. He previously served as manager of the Chemical Synthesis Laboratory after joining GE in 1979. In this role, he led a series of research and development teams focused on product and process development efforts in the area of engineering thermoplastics and composites supporting the GE Plastics and Silicones businesses.

      James C. Manocchi joined the Company in July 1991 as Vice President - Marketing. In April 1994 he assumed the position of Vice President - Corporate Development and in September 1995 he became Vice President - Asia Pacific Business Group. Prior to his employment with the Company, he was employed by Arthur D. Little, Inc. (ADL) as a Director of the firm's North American Management Consulting Group and as Manager, Chemicals & Plastics Management Consulting from August 1989. He joined the firm as a Senior Consultant in 1986. Prior to joining ADL, Mr. Manocchi was employed in various positions by Stauffer Chemical Company and Air Products and Chemicals, Inc., including positions in marketing and new business development.

      Moosa E. Moosa joined the Company as Vice President - Finance and Administration & Chief Financial Officer in July 1996. Prior to joining the Company, Mr. Moosa was employed by Freudenberg Nonwovens LP as Vice President of Finance & Chief Financial Officer since 1992. Prior to that time, he worked for KPMG Peat Marwick, an international public accounting firm, since 1980.

      Gabriel P. O'Gara joined the Company in October 1980 as General Manager of its European Manufacturing facility at Kilrush, Ireland. He became Managing Director of its European operations in 1987. In October 1990, Mr. O'Gara was named Vice President - European Business Group. Prior to joining the Company, he worked in a marketing capacity with the Irish Industrial Development Authority.

      Charles Tilgner III, joined the Company in January 1978 as the Company's Manager of Engineering. In January 1984 he was named Site Manager, Buffalo Operations. In May 1985, Mr. Tilgner became Director of Technical Operations. He was named Vice President - Manufacturing in October, 1986 and became Vice President - Engineering in September 1990. In September, 1994, while retaining his office of Vice President, he was named Director of U.S. Operations and Engineering.

      Laurence E. Richard joined the Company as Corporate Controller in January 1992. Prior to joining the Company, Mr. Richard was employed by Homebank, FSB and its parent company Numerica Savings Bank in various consulting capacities from May 1991. Prior to that time, he served as Chief Financial Officer, Senior Vice President and Treasurer of Eliot Savings Bank from May 1989 until June 1990 after having served as its Vice President - Controller from July 1987. Prior to joining Eliot, he was employed as Corporate Controller of New Hampshire Ball Bearings Inc., from 1985 until 1987.

      All Officers are elected annually.


                                     PART II

ITEM 5   MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND RELATED  STOCKHOLDER
         MATTERS

     The common stock of the Company is traded on the Nasdaq National Market under the symbol "CMFB". The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported on the Nasdaq National Market. These figures have been adjusted to reflect the Company's three for two stock split in February 1996.


                           FISCAL YEAR ENDED    FISCAL YEAR ENDED
                             JUNE 30, 1996       JUNE 30, 1995

                             HIGH      LOW        HIGH     LOW

    First quarter            13 1/3    10 2/3     8 2/3    7
    Second quarter           14 1/3    12         9 1/3    7 13/16
    Third quarter            14 1/3    12         9 15/16  8 1/3
    Fourth quarter           14 3/4    11 1/2     12       9


     As of August 8, 1996, the number of record holders of the Company's stock was 480. At the present time, the Company intends to follow a policy of not paying any dividends and retaining all earnings to finance the development and growth of the business.

ITEM 6   SELECTED FINANCIAL DATA
         (in thousands except per share data)

                                        For the Year Ended June 30,
                           ----------------------------------------------

                           1996      1995(1)    1994       1993       1992
                           ----      ----       ----       ----       ----
Net sales               $83,882   $67,980    $52,151    $50,936    $50,038

Gross profit             28,109    21,856     16,717     16,890     15,914

Other expense (income)       51      (111)      (251)      (282)    (2,492)

Income before income
  taxes                  11,154     7,480      5,218      4,632     7,509

Net income                7,714     5,310      3,895      3,502     4,568

Number of shares and
  share equivalents
  used to compute
  earnings per share      8,199     7,991      7,926      7,875     7,944

Net income per share      $0.94     $0.66      $0.49      $0.45     $0.58

The Company has never paid a cash dividend.

(1) See also Note 2 of Notes to Consolidated Financial Statements.


ITEM 6   SELECTED FINANCIAL DATA (CONTINUED)
         (in thousands)

                                        at June 30,
                        ----------------------------------------------

                        1996      1995(1)    1994       1993      1992
                        ----      ----       ----       ----      ----

Working capital      $28,292    $25,501   $22,930    $25,970   $23,355

Net property, plant
  and equipment       20,540     19,833    17,889     12,851    13,044

Total assets          73,662     70,619    53,794     48,669    46,368

Long-term debt
  including
  current portion      2,377      8,132      ---        ---      ---

Shareholders'
  equity              58,505     50,321    44,372     39,846    38,070


(1) See also Note 2 of Notes to Consolidated Financial Statements.



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table indicates the percentage relationships of selected financial items included in the Consolidated Statements of Income for the three fiscal years ended June 30, 1996, 1995, and 1994, and the pertinent percentage changes in those items for the year.

                         Percent of net sales              Increase from
                      for the years ended June 30,           prior year
                     -----------------------------      --------------------
                                                         1996          1995
                                                          vs.           vs.
                      1996         1995       1994       1995          1994
                      ----         ----       ----       ----          ----

Net sales            100.0%       100.0%     100.0%      23.4%         30.4%

Gross profit          33.5%        32.2%      32.1%      28.6%         30.7%

Income before
  income taxes        13.3%        11.0%      10.0%      49.1%         43.4%

Net income             9.2%         7.8%       7.5%      45.3%         36.3%



                                 1996 COMPARED TO 1995

SALES

    The Company's fiscal 1996 consolidated net sales increased 23% to $83,882,000 from $67,980,000 in 1995. Revenues in fiscal 1996 include the sales of the Tygaflor business which was acquired in February 1995. This growth was attributable to a strong market for the Company's architectural products, continued strength in the industrial products business in Europe and the U.S., and the full-year inclusion of Tygaflor sales compared to 4.5 months in fiscal 1995. Measured in constant foreign currency exchange rates, fiscal 1996 net sales would have increased 25% over fiscal 1995. The growth in revenues was primarily volume related.

    Engineered Products - Americas Sourced sales (which included all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 6% to $41,436,000 from $38,962,000 in the prior year. This growth was principally attributable to strength in the Company's government related and fabricated products business. Government related sales are expected to remain strong in fiscal 1997 and demand for industrial products manufactured in the U.S. is expected to strengthen in fiscal 1997.

    Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Middle East) increased 43% to $29,710,000 from $20,833,000 in the prior year. Without the impact of the Tygaflor business (acquired February 1995) it is estimated that this increase would have been approximately 14%. This increase in revenues was broad based and extended across most of the Company's products manufactured in Europe. The outlook for 1997 is for continued growth of the business in Europe but at a lower rate reflective of the full year inclusion of Tygaflor sales in fiscal 1996.

    Architectural Product sales increased 56% to $12,736,000 from $8,185,000 in fiscal 1995 due primarily to strong demand for the Company's products in the Far East. Sales of architectural products for fiscal 1997 are expected to moderate somewhat in relation to fiscal 1996 sales levels due to the concentration of the large stadium projects for which the Company provided product in fiscal 1996.


GROSS PROFIT MARGINS

    Gross profit margins as a percentage of net sales for fiscal 1996 increased to 34% from 32% in fiscal 1995. Consolidated gross margins benefited from significantly increased production volumes without a corresponding percentage increase in fixed manufacturing overhead costs. This operating leverage is expected to continue to be present in the business in fiscal 1997. In addition, the Company is working to improve manufacturing efficiencies for the purpose of further improving margins in fiscal 1997.


SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES

    Selling, general and administrative expenses increased to $14,157,000 in fiscal 1996 from $12,124,000 in fiscal 1995. This increase in spending was principally the result of added expenses relating to the full-year impact of owning the Tygaflor business versus the prior year, normal salary and wage increases, and increased performance based compensation versus the prior year. The percentage of selling, general and administrative expenses to sales decreased to 17% in fiscal 1996 from 18% in fiscal 1995.

    Research  and development  expenses  increased to  $2,270,000  in 1996  from
$2,047,000 in 1995. R&D expenses, as a percentage of revenues, were approximately 3% in fiscal 1996 and 1995. Management believes that the current level of spending is sufficient to maintain new product and process development.


INTEREST EXPENSE, EQUITY OPERATIONS AND OTHER INCOME

    In fiscal 1996, net interest expense was $477,000 compared to $95,000 in fiscal 1995. This change was caused by the full-year impact of the long-term debt incurred to acquire the Tygaflor business (See Notes 2 and 6 of Notes to Consolidated Financial Statements).

    Results of equity  operations for fiscal 1995 was  a loss of $221,000.   For
fiscal 1996, no amount was recorded since the Company's investment in this venture had been written down to zero as of the end of fiscal 1995.

    Other expense, net of other income, was $51,000 in fiscal 1996 compared to $111,000 of other income in fiscal 1995. Other expense in 1996 includes realized foreign exchange losses of $90,000. Other income in fiscal 1995 includes realized foreign exchange gains of $68,000.


INCOME TAXES

    In fiscal 1996, the Company recorded $3,440,000 of income tax expense as compared to $2,170,000 in 1995. The Company's effective tax rate for 1996 was 31% as compared to 29% in the prior year. The increase in the effective tax rate is due primarily to the increased proportion of income from U.S. and U.K. operations as compared to income from operations in lower tax jurisdictions. The Company expects that in the future, the mix of income derived in higher-taxed jurisdictions will continue to grow, giving rise to gradually increasing income tax rates.


PROFITABILITY

    The Company earned net income before taxes of $11,154,000 for the year ended June 30, 1996 as compared to $7,480,000 in the prior year. This represents an increase in pre-tax income of 49% over the prior year on a 23% increase in revenues. Net income increased 45% to $7,714,000 or $0.94 per share for fiscal 1996 from $5,310,000 or $0.66 per share in 1995.


                                 1995 COMPARED TO 1994

SALES

    The Company's fiscal 1995 consolidated net sales increased 30% to $67,980,000 from $52,151,000 in 1994. Revenues in fiscal 1995 include the sales of Canton Bio-Medical which was acquired in the fourth quarter of fiscal 1994, and the sales of Tygaflor which was purchased in February 1995. Without the benefit of the sales of these two recently acquired businesses, revenues for the year would have increased approximately 15% over the prior year. This growth was attributable to continued strength in the industrial products business in Europe and the U.S. and a strong market for the Company's architectural membrane products. Measured in constant foreign currency exchange rates, fiscal 1995 net sales would have increased 28% over fiscal 1994. The growth in revenues was primarily volume related.

    Engineered Products - Americas Sourced sales (which included all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 15% to $38,962,000 from $34,008,000 in the prior year. This growth, which includes the impact of a full year of Canton Bio-Medical sales, was broad-based and extends over most of the Company's line of industrial products as well as the Company's government related business.

    Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Middle East) increased 50% to $20,833,000 from $13,882,000 in the prior year. Without the impact of the Tygaflor business (acquired in February 1995) this increase would have been 20%. This increase in revenues was broad based and extended across most of the Company's products manufactured in Europe.

    Architectural Product sales increased 92% to $8,185,000 from $4,261,000 in fiscal 1994 due primarily to strong demand for the Company's products in the Far East.


GROSS PROFIT MARGINS

    Gross profit margins as a percentage of net sales for fiscal 1995 were essentially unchanged from fiscal 1994 at 32%. Consolidated gross margins benefited from increased production volumes without corresponding fixed cost increases; however this operating leverage was largely offset by manufacturing inefficiencies experienced at Canton Bio-Medical and, to a lesser extent, slightly lower margins generated by the Tygaflor business through June 30.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES

    Selling, general and administrative expenses increased to $12,124,000 in fiscal 1995 from $10,019,000 in fiscal 1994. This increase in spending was principally the result of added expenses relating to the full-year impact of owning Canton Bio-Medical versus the prior year and the impact of purchasing the Tygaflor business in February 1995. The percentage of selling, general and administrative expenses to sales decreased to 18% in fiscal 1995 from 19% in fiscal 1994.

    Research and development expenses increased to $2,047,000 in 1995 from $1,965,000 in 1994. R&D expenses, as a percentage of revenues, declined to 3% in 1995 from 4% in 1994.


INTEREST EXPENSE (INCOME), EQUITY OPERATIONS AND OTHER INCOME

    In 1995 net interest expense was $95,000 compared to $330,000 of net interest income in 1994. This change was caused by the use of $4.7 million of previously invested cash as well as the issuance of long-term debt to finance the acquisition of the Tygaflor business (See Notes 2 and 6 of Notes to Consolidated Financial Statements).

    Results of equity operations for fiscal 1995 was a loss of $221,000 compared to a loss of $96,000 for 1994. These losses are attributable to the Company's Japanese joint venture which has been fully written off.

    Other income, net of other expense, was $111,000 in 1995 compared to $251,000 in 1994. Other income in 1995 includes realized foreign exchange gains of $68,000. Other income in fiscal 1994 includes the recovery of $180,000 in insurance proceeds covering legal costs incurred by the Company in prior years and $182,000 resulting from the reversal of costs accrued in fiscal 1993 in excess of the amount required to relocate the Company's manufacturing operations from Buffalo, NY to Merrimack, NH.


INCOME TAXES

    In fiscal 1995, the Company recorded $2,170,000 of income tax expense as compared to $1,323,000 in 1994. The Company's effective tax rate for 1995 was 29% as compared to 25% in the prior year. The increase in the effective tax rate is due primarily to the increased proportion of income from U.S. operations as compared to income from operations in lower tax jurisdictions.


PROFITABILITY

    The Company earned net income before taxes of $7,480,000 for the year ended June 30, 1995 as compared to $5,218,000 in the prior year. This represents an increase in pre-tax income of 43% over the prior year on a 30% increase in revenues. Net income increased 36% to $5,310,000 or $0.66 per share for fiscal 1995 from $3,895,000 or $0.49 per share in 1994.


                                EFFECTS OF INFLATION

    Inflation rates over the past three years have remained relatively low and as a result have not had a material impact on the financial results of the Company.

                           LIQUIDITY AND CAPITAL RESOURCES

    During  fiscal  1996,  the  Company   generated  $9,489,000  of  cash   from
operations and an additional $1,697,000 from the exercise of stock options. During this same period the Company spent $3,553,000 for capital additions, repaid $5,515,000 of long-term debt and used $917,000 for the acquisition of treasury shares (see Note 8 of Notes to Consolidated Financial Statements).

    Working capital increased to $28,292,000 at June 30, 1996 from $25,501,000 at June 30, 1995. Current assets increased from $36,116,000 in 1995 to $39,548,000 at June 30, 1996. Current liabilities increased to $11,256,000 at June 30, 1996 from $10,615,000 at June 30, 1995. The higher working capital levels were the result of higher levels of sales and profitability in fiscal 1996 as compared to fiscal 1995.

    As of June 30, 1996, the Company had approximately $6,550,000 of additional credit available under its domestic and international borrowing facilities. Management believes the cash on hand, the cash expected to be generated from operations and the credit facilities mentioned above, will be adequate to finance operations during fiscal 1997 and the foreseeable future and to deal with any liabilities or contingencies described in Note 16 of Notes to Consolidated Financial Statements.


                             FORWARD-LOOKING STATEMENTS

    Statements in this report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company. These factors include, but are not limited to:

    - The level and timing of architectural product sales over the course of the fiscal year, considering the cyclical nature of demand for such products.

    - The level and timing of U.S. Government contract awards (either as prime contractor or as a sub-contractor) in particular for radome systems, and the completion (i.e., non-cancellation) of such contracts after award.

    -    The   financial  operating   performance   of  the   Company's recently
         established China and Brazil subsidiaries during their respective start-up phases.

    - The uninterrupted availability, at reasonable prices, of key raw materials used in the production of the Company's products including, without limitation, fluoropolymer resins and fiberglass yarns in various fiber diameters, especially beta size fiber.

    - The strength of industrial economies around the world, in particular the economies of the United States, Germany and England.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data listed in Item 14 in Part IV on Page 21, are filed as part of this report.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                        PART III


ITEM 10  DIRECTORS AND OFFICERS OF THE REGISTRANT

    See the information under the captions "Nominees for Election As Directors" and "Information As To Directors and Nominees For Director" on pages 3 and 4, of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on October 31, 1996, which information is incorporated herein by reference. See also the information with respect to officers of the Company under Item 4a of Part I hereof.


ITEM 11  EXECUTIVE COMPENSATION

    See the information under the caption "Executive Compensation" beginning on page 7 of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information under the captions "Principal Shareholders" and "Ownership of Equity Securities by Management" on pages 2 and 6 of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information under the caption "Certain Transactions" on page 15 of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) LISTED BELOW ARE ALL OF THE DOCUMENTS FILED AS PART OF THE REPORT:
                                                                            Page
     (1)     FINANCIAL STATEMENTS OF CHEMFAB CORPORATION

             Report of Ernst & Young LLP Independent Auditors                 25

             Consolidated Balance Sheets at June 30, 1996 and 1995         26-27

             For the three years ended June 30, 1996, 1995 and 1994:

                Consolidated Statements of Income                             28
                Consolidated Statements of Shareholders' Equity               29
                Consolidated Statements of Cash Flows                         30

             Notes to Consolidated Financial Statements
                June 30, 1996, 1995 and 1994                               31-45

             Quarterly Financial Data (unaudited)                             46

     (2)     FINANCIAL STATEMENT SCHEDULES OF CHEMFAB CORPORATION

             II  - Valuation and Qualifying Accounts                         S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     (3)     EXHIBITS

     3(a)    Certificate of Incorporation of the Company.

     3(a)(1) Certificate of Amendment to Certificate of Incorporation of the Company (effective November 6, 1991).

     3(b)    By-Laws  of  the Company  filed  as Exhibit  3(b) to  the Company's
             Registration    Statement  on Form  S-1  (File  No.  2-85949) filed
             November 10, 1983 is incorporated herein by reference.

     4(a)    Specimen  Common Stock  Certificate filed  as  Exhibit 4(a)  to the
             Company's   Registration Statement on  Form S-1 (File  No. 2-85949)
             filed November 10, 1983 is incorporated herein by reference.

     4(b)    See Exhibit 3(a) above.

     4(c)    See Exhibit 3(b) above.

     10(a)(1)   The Company's 1986 Stock Option Plan.

     10(a)(2) Forms of Stock Option Agreements under the Company's 1986 Stock Option Plan and for Non-Plan Options.

     10(a)(3) Employment Agreement with Mr. Duane C. Montopoli, dated May 29, 1992 and effective July 1, 1992, filed as Exhibit 10(a)(9) to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 is incorporated herein by reference.

     10(a)(4)   Letter Agreement with Mr. James C. Manocchi dated June 4, 1991.

     10(a)(5) Letter Agreement with Dr. John W. Verbicky, Jr. dated October 15, 1992 and effective January 11, 1993 filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 is incorporated herein by reference.

     10(a)(6) Second Amended and Restated Chemfab Corporation 1991 Stock Option Plan.

     10(a)(7) Forms of Stock Option Agreements under the Company's 1991 Stock Option Plan filed as Exhibit 10(a)(8) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.

     10(a)(8) Form of Amendment to 1986 and/or 1991 Stock Option Plan Agreements, filed as exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 is incorporated herein by reference.

     10(a)(9) Stock Option Agreement between the Company and Mr. Manocchi dated October 21, 1994 filed as Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.

     10(a)(10)  Amendment  to  1991  Stock Option  Plan  Agreements  between the
                Company and Mr. Manocchi dated October 21, 1994 filed as Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 is incorporated herein by reference.

     10(b)(1) $5,000,000 Revolving Credit Note, dated December 28, 1990 by and between Chemical Fabrics Corporation, CHEMFAB New York Inc., Hi-Temp Materials, Inc. and Birdair Structures, Inc. as borrowers and the Manufacturers and Traders Trust Company as lender filed as Exhibit 10(b)(15) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1990 is incorporated herein by reference.

     10(b)(2) Credit Agreement, dated December 28, 1990, by and between Chemical Fabrics Corporation, CHEMFAB New York Inc., Hi-Temp Materials, Inc. and Birdair Structures, Inc. as borrowers and the Manufacturers and Traders Trust Company as lender filed as
                Exhibit 10(b)(16) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1990 is incorporated herein by reference.

     10(b)(3) Continuing letter of Credit Agreement and Authorization and Agreement of Account Party, dated December 28, 1990 between Chemical Fabrics Corporation, CHEMFAB New York, Inc., Hi-Temp Materials, Inc. and Birdair Structures, Inc. and Manufacturers and Traders Trust Company filed as Exhibit 10(b)(20) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1990 is incorporated herein by reference.

     10(b)(4) Amendment, dated December 9, 1993, to the Credit Agreement by and between Chemfab Corporation, CHEMFAB New York Inc., Hi-Temp Materials, Inc. and Birdair Structures, Inc. as borrowers and the Manufacturers and Traders Trust Company as lender as filed as Exhibit 10(b) 13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 are incorporated herein by reference.

     10(b)(5) Share Purchase Agreement, dated January 18, 1991, relating to Fluorocarbon Fabrication Limited.

     10(b)(6)   Supply  Agreement,  dated  January  18,   1991,  by  and between
                Chemical Fabrics Europe and Aerovac Systems (Keighley) Limited.

     10(b)(7) Purchase and Sale Agreement, relating to Birdair, Inc. dated as of March 27, 1992 between Taiyo Kogyo Corporation and the Company, filed as Exhibit 10(b)(13) to the Company's Annual
                Report on Form 10-K for the year ended June 30, 1992 is incorporated herein by reference.

     10(b)(8) Asset Purchase Agreement between Chemfab Corporation, Chemfab U.K. Ltd., Courtaulds plc and Courtaulds Aerospace Limited dated February 13, 1995 filed as Exhibit 10(b)(8) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 is incorporated herein by reference.

     10(b)(9) Facilities Agreement between Chemfab Europe, Chemfab Holdings U.K. Ltd., Chemfab U.K. Ltd. and Bank of Ireland dated February 17, 1995 filed as Exhibit 10(b)(9) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 is incorporated herein by reference.

     10(b)(10)  Guarantee and Indemnity between Chemfab Corporation and the Bank of Ireland dated February 17, 1995 filed as Exhibit 10(b)(10) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 is incorporated herein by reference.

   21            List of Subsidiaries of Chemfab Corporation.

   23 Consent of Ernst & Young LLP, Independent Auditors, set forth at page S-2 of this Annual Report on Form 10-K.

   24 Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of this Company.

   (b)           REPORTS ON FORM 8-K      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the Registrant and in the capacities indicated.

                           CHEMFAB CORPORATION
                           (Registrant)

                           By /S/ Duane C. Montopoli
                           ------------------------------
                           Duane C. Montopoli
                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of September 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

     By  /S/ Duane C. Montopoli
     ---------------------------------------------------------------------
     Duane C. Montopoli, President, Chief Executive Officer
     (principal executive officer) and Director

     By                         *
     -----------------------------
     Moosa E. Moosa, Vice President Finance and Administration,
     Chief Financial Officer (principal financial officer) and
     Treasurer

     By                         *
     -----------------------------
     Laurence E. Richard, Corporate Controller (principal accounting officer)

     By                         *
     -----------------------------
     Paul M. Cook, Director

     By                         *
     ----------------------------
     Warren C. Cook, Director

     By                         *
     -----------------------------
     Robert E. McGill, III, Director

     By                         *
     -----------------------------
     James E. McGrath, Director

     By                         *
     -----------------------------
     Nicholas Pappas, Director


                        *By   /S/ Duane C. Montopoli
                                  ----------------------------------------
                                  Duane C. Montopoli, Attorney-In-Fact*


*By authority of powers of attorney filed herewith.


                               CHEMFAB CORPORATION


Index to Consolidated Financial Statements                                 Page
- -------------------------------------------------------------------------------
    Report of Ernst & Young LLP Independent Auditors                         25
    ---------------------------------------------------------------------------
    Consolidated Balance Sheets                                           26-27
    ---------------------------------------------------------------------------
    Consolidated Statements of Income                                        28
    ---------------------------------------------------------------------------
    Consolidated Statements of Shareholders' Equity                          29
    ----------------------------------------------------------------------------
    Consolidated Statements of Cash Flows                                    30
    ---------------------------------------------------------------------------
    Notes to Consolidated Financial Statements                            31-45
    ---------------------------------------------------------------------------
    Quarterly Financial Data (unaudited)                                     46


                    REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Chemfab Corporation

We have audited the accompanying consolidated balance sheets of Chemfab Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemfab Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Boston, Massachusetts
July 30, 1996

Ernst & Young LLP




CONSOLIDATED BALANCE SHEETS                                  CHEMFAB CORPORATION
June 30, 1996 and 1995
(in thousands)


ASSETS                                                                1996             1995
- -------------------------------------------------------------------------------------------
CURRENT ASSETS         CASH AND CASH EQUIVALENTS                 $   5,017         $  3,780
                       RECEIVABLES:
                           TRADE, NET OF ALLOWANCE FOR DOUBTFUL
                           ACCOUNTS OF $382 ($276 in 1995)          17,797           16,009
                           OTHER                                       185              472
                       COSTS AND ESTIMATED EARNINGS IN EXCESS
                           OF BILLINGS ON UNCOMPLETED CONTRACTS        886              692
                       INVENTORIES                                  13,622           13,110
                       PREPAID EXPENSES AND OTHER CURRENT ASSETS     1,246              901
                       DEFERRED TAX ASSETS                             795            1,152
                                                                 ---------         --------
                           TOTAL CURRENT ASSETS                     39,548           36,116
                                                                 ---------         --------

PROPERTY, PLANT AND    LAND                                            571              571
EQUIPMENT, AT COST     BUILDINGS                                     9,426            8,533
                       MACHINERY AND EQUIPMENT                      29,104           26,981
                       LEASEHOLD IMPROVEMENTS                          912              784
                                                                 ---------         --------
                                                                    40,013           36,869
                       LESS ACCUMULATED DEPRECIATION AND
                           AMORTIZATION                             19,473           17,036
                                                                 ---------         --------

                           NET PROPERTY, PLANT AND EQUIPMENT        20,540           19,833
                                                                 ---------         --------

GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $1,819 ($940 IN 1995)                                            11,084           12,260

OTHER ASSETS                                                         2,490            2,410
                                                                 ---------         --------
TOTAL ASSETS                                                       $73,662          $70,619
                                                                 =========         ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS                                  CHEMFAB CORPORATION
June 30, 1996 and 1995
(in thousands, except shares and per share amounts)


LIABILITIES AND  SHAREHOLDERS' EQUITY                                                 1996           1995
- ---------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES          ACCOUNTS PAYABLE                                  $    5,172      $    5,117
                             ACCRUED EXPENSES                                       4,330           3,640
                             ACCRUED INCOME TAXES                                   1,441           1,736
                             BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS
                                 ON UNCOMPLETED CONTRACTS                             313             122
                                                                              -----------      ----------
                                 TOTAL CURRENT LIABILITIES                         11,256          10,615
                                                                              -----------      ----------

LONG-TERM DEBT                                                                      2,377           8,132
DEFERRED TAX LIABILITIES                                                            1,524           1,551

SHAREHOLDERS'                PREFERRED STOCK, PAR VALUE $.50: AUTHORIZED -
EQUITY                           1,000,000, NONE ISSUED                               ---             ---
                             COMMON STOCK, PAR VALUE $.10: AUTHORIZED -
                                 15,000,000; ISSUED - 8,085,607 IN 1996
                                 AND 5,252,938 IN 1995                                809             525
                             ADDITIONAL PAID-IN CAPITAL                            18,314          16,634
                             RETAINED EARNINGS                                     40,998          33,551
                             TREASURY STOCK, AT COST, (95,938 SHARES IN
                                 1996 AND 17,292 IN 1995)                            (943)            (26)
                             FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (673)           (363)
                                                                               -----------      ----------
                                 TOTAL SHAREHOLDERS' EQUITY                        58,505          50,321
                                                                               -----------      ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                             $ 73,662      $   70,619
                                                                               ===========      ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED STATEMENTS OF INCOME                            CHEMFAB CORPORATION
For the years ended June 30, 1996, 1995 and 1994
(in thousands, except per share data)




                                                    1996      1995       1994
                                                 -------   -------  ---------
      Net Sales                                  $83,882   $67,980    $52,151
      Cost of sales                               55,773    46,124     35,434
                                                 -------  --------  ---------
      Gross profit                                28,109    21,856     16,717
                                                 -------  --------  ---------
      Selling, general and administrative
          expenses                                14,157    12,124     10,019
      Research and development expenses            2,270     2,047      1,965
      Interest expense                               611       395         33
      Interest income                               (134)     (300)      (363)
      Results of equity operations                   ---       221         96
      Other expense (income)                          51     (111)      (251)
                                                 -------  --------  ---------
          Income before income taxes              11,154     7,480      5,218
      Provision for income taxes                   3,440     2,170      1,323
                                                 -------  --------  ---------
          Net income                             $ 7,714  $  5,310  $   3,895
                                                 =======  ========  =========

      Weighted average common and
          common equivalent shares                 8,199     7,991      7,926

      Net Income per Share                       $   .94  $    .66   $    .49




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CHEMFAB CORPORATION
For the years ended June 30, 1996, 1995 and 1994
(in thousands)

                                   Common Stock
                              ---------------------                                          FOREIGN
                              NUMBER                  ADDITIONAL                            CURRENCY
                              OF                       PAID-IN      RETAINED   TREASURY    TRANSLATION
                              SHARES         AMOUNT    CAPITAL      EARNINGS    STOCK       ADJUSTMENT     TOTAL
- -----------------------------------------------------------------------------------------------------------------

BALANCE  AT JUNE  30,  1993    5,194.4         $519     $16,159     $24,346    $    (26)     $ (1,152)     $39,846
NET INCOME                         ---          ---         ---       3,895         ---            ---       3,895
OPTIONS EXERCISED                 26.4            3         237         ---         ---            ---         240
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                       ---          ---         ---         ---         ---            391         391
                              --------      -------     -------     -------     -------      ---------     -------

BALANCE AT JUNE 30, 1994       5,220.8          522      16,396      28,241        (26)          (761)      44,372
NET INCOME                         ---          ---         ---       5,310        ---            ---        5,310
OPTIONS EXERCISED                 32.1            3         238         ---        ---            ---          241
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                       ---          ---         ---         ---        ---            398          398
                             ---------     --------     -------     -------   --------       ---------     -------

BALANCE AT JUNE 30, 1995       5,252.9          525      16,634      33,551        (26)          (363)      50,321
NET INCOME                         ---          ---         ---       7,714        ---            ---        7,714
OPTIONS EXERCISED                172.0           17       1,680         ---        ---            ---        1,697
PURCHASE OF SHARES
  FOR TREASURY                     ---          ---         ---         ---       (917)           ---         (917)
THREE-FOR-TWO STOCK SPLIT      2,660.7          267         ---       (267)        ---            ---          ---
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                       ---          ---         ---         ---        ---           (310)        (310)
                             ---------     --------     -------     -------   --------       ---------     -------
BALANCE AT JUNE 30, 1996       8,085.6         $809     $18,314     $40,998   $   (943)      $   (673)     $58,505
                             =========     ========    ========     =======   =========      =========     =======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF CASH FLOWS                    CHEMFAB CORPORATION
Years ended June 30, 1996, 1995 and 1994
(in thousands)
                                                                              1996     1995      1994
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES      NET INCOME                                     $   7,714  $ 5,310   $ 3,895

ADJUSTMENTS TO
RECONCILE NET INCOME      DEPRECIATION AND AMORTIZATION                      3,952    3,267     2,618
TO NET CASH PROVIDED      RESULTS OF EQUITY OPERATIONS                         ---      221        96
BY OPERATING ACTIVITIES   DEFERRED GAIN ON SALE/LEASEBACK                      ---      ---       (80)
                          CHANGE IN ASSETS AND LIABILITIES:
                              RECEIVABLES                                   (1,658)  (2,342)   (2,049)
                              COSTS AND ESTIMATED EARNINGS IN
                              EXCESS OF BILLINGS ON UNCOMPLETED
                              CONTRACTS, NET                                    (2)    (320)      222
                              INVENTORIES                                     (630)  (1,668)     (916)
                              PREPAID EXPENSES AND OTHER CURRENT ASSETS       (350)     (95)      (96)
                              OTHER ASSETS                                    (431)    (430)     (571)
                              ACCOUNTS PAYABLE AND ACCRUED EXPENSES            844    1,139       202
                              ACCRUED INCOME TAXES                            (280)     431       165
                              DEFERRED TAX ASSETS AND LIABILITIES              330     (112)      (39)
                                                                          ---------  -------  -------
                              TOTAL ADJUSTMENTS                              1,775       91      (448)
                                                                          ---------  -------  -------
                         NET CASH PROVIDED BY OPERATING
                             ACTIVITIES                                      9,489    5,401     3,447
                                                                          ---------  -------  -------
CASH FLOWS FROM
INVESTING ACTIVITIES     CAPITAL EXPENDITURES                               (3,553)  (1,826)   (2,349)
                         PURCHASE OF TYGAFLOR                                  ---  (16,252)      ---
                         PURCHASE OF N.H. REAL ESTATE                          ---      ---    (5,263)
                         PURCHASE OF CANTON BIO-MEDICAL                        ---      ---    (3,382)
                         PROCEEDS FROM SALE OF N.Y. REAL ESTATE                ---      ---     1,038
                                                                          ---------  -------  --------
                         NET CASH USED IN INVESTING ACTIVITIES              (3,553) (18,078)   (9,956)
                                                                          --------- --------  --------
CASH FLOWS FROM
FINANCING ACTIVITIES     REPAYMENT OF LONG-TERM DEBT                        (5,515)  (2,928)      ---
                         PROCEEDS FROM THE ISSUANCE OF LONG-TERM DEBT          ---    11,060      ---
                         PROCEEDS FROM EXERCISE OF STOCK OPTIONS             1,697       241      240
                         PURCHASE OF TREASURY SHARES                          (917)      ---      ---
                                                                          --------- --------  --------
                             NET CASH (USED IN) PROVIDED BY
                                  FINANCING ACTIVITIES                      (4,735)    8,373      240
                                                                          --------- --------  --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         36       161      168
                                                                          --------- --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,237    (4,143)  (6,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               3,780     7,923   14,024
                                                                          --------- --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  5,017  $  3,780  $ 7,923
                                                                          ========= ========  ========
INTEREST PAID                                                             $    604  $    310  $    33
INCOME TAXES PAID                                                         $  2,924  $  1,763  $ 1,207



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHEMFAB CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: The Company is an international manufacturer and marketer of polymer-based engineered products for use in harsh conditions such as high temperature and/or corrosive chemical environments. The majority of the Company's products, which are also characterized by their retention of flexibility-in-use and by their excellent surface release properties, are made by embedding interlaced glass fiber reinforcement into a fluoropolymer resin matrix. The Company also makes and sells specialty fluoropolymer films and high performance elastomeric closure products. Worldwide end-use applications are in communications, food processing, architectural, aerospace, electronics, environmental, protective clothing, and other industrial markets.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's investments in corporate joint ventures are accounted for under the equity method. All significant intercompany transactions and amounts have been elimi-nated in consolidation. Certain balance sheet amounts at June 30, 1995 have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited, to allowances for doubtful accounts and returns, provisions for slow-moving or obsolete inventory, provisions for environmental matters, and various other accruals. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash on hand, cash deposited in highly liquid money market accounts, and investments in high grade commercial paper having maturities of three months or less when purchased. Commercial paper classified as cash equivalents totals approximately $0 and
$1,000,000 at June 30, 1996 and 1995, respectively. The commercial paper has been designated as held to maturity under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the balances are stated at amortized cost which approximates fair value.

LONG-TERM CONTRACTS: The Company recognizes revenues on most long-term contracts under the percentage-of-completion method. Under the percentage-of-completion method, profit on contracts is recognized based on the ratio of costs incurred to date to estimated final costs. Revisions in costs and estimated final profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues on certain long-term contracts are recognized on a units of delivery basis. Each contract has a unique set of terms and conditions for the billing of unbilled amounts.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

GOODWILL: Costs in excess of net assets acquired, which relate to the acquisition of the Tygaflor business in fiscal 1995 and the Canton Bio-Medical business in fiscal 1994, are being amortized over fifteen years. Costs in excess of net assets acquired related to the purchase of two distributor businesses in the U.K. in fiscal 1991 are being amortized over ten years. Goodwill is reviewed periodically for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the business acquired.

PROPERTY, PLANT AND EQUIPMENT: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

INCOME TAXES: Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

TRANSACTIONS IN FOREIGN CURRENCY: The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on certain sales and material purchase transactions. The gains or losses on these hedge contracts are included in income when the underlying purchase or sale transaction is recorded. The carrying value of these contracts at June 30, 1996 and 1995, which approximated fair value based on exchange rates at June 30, 1996 and 1995, was not significant. In addition, the Company recognizes in current income gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies. Translation adjustments arising from the consolidation of foreign subsidiaries have been included in shareholders' equity.

EARNINGS  PER SHARE:   Per  share amounts  are based  upon the  weighted average
number of common shares outstanding during each year, plus common stock equivalents. On February 1, 1996, the Company's Board of Directors authorized a three-for-two stock split in the form of a dividend to shareholders of record as of February 12, 1996. The split resulted in the issuance of 2,660,713 new shares of common stock. All references in the financial statements to average numbers of shares outstanding and related prices, per share amounts, and Stock Option Plan data have been restated to reflect the split.

RECENT ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in the first quarter of 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS No. 123, it expects to continue to account for its stock-based compensation under APB 25 and to adopt the disclosure only alternative of SFAS No. 123 and, accordingly, this standard will have no impact on the Company's results of operations or its financial position.


NOTE 2 - PURCHASE - TYGAFLOR BUSINESS

      On February 17, 1995, the Company purchased the Tygaflor fluoropolymer products business of the Advanced Materials Division of Courtaulds Aerospace Ltd. (Tygaflor) for approximately $16.3 million in cash, including associated transaction costs and anticipated severance costs. The acquisition was accounted for using the purchase method of accounting. Net assets acquired included working capital, machinery and equipment, goodwill and other intangibles. Tygaflor, based in Littleborough, Lancashire, England, manufactures and markets fluoropolymer-based composite materials and fabricated products for a broad range of industrial applications. The acquisition of the Tygaflor business resulted in the recognition of approximately $9.5 million of goodwill. In connection with the acquisition, the Company borrowed $11,060,000 (Pounds 7,000,000) from a commercial bank in Ireland (see Note 6).

      The following unaudited pro forma information is presented as if the acquisition had occurred at the beginning of each of fiscal years 1995 and 1994, respectively: sales $74,241,000 and $61,109,000; net income $5,713,000 and
$3,700,000; and earnings per share $0.71, and $0.47. The pro forma information is provided for informational purposes only and does not reflect the actual results that would have occurred nor is it indicative of the future results of operations of the combined enterprises.

NOTE 3 - PURCHASE - CANTON BIO-MEDICAL, INC.

      In April 1994, the Company purchased selected assets (principally inventory, equipment and intangibles) of the Canton Bio-Medical Division of Loctite VSI, Inc. for approximately $3.4 million in cash. Canton Bio-Medical, which is operated as a wholly-owned subsidiary, manufactures a comprehensive product line of high performance elastomeric closures for use in gas and liquid chromatography, environmental testing and the packaging and storage of sterile biomedical culture media. The acquisition of Canton Bio-Medical resulted in the recognition of goodwill of approximately $2.1 million.


NOTE 4 - PURCHASE - MERRIMACK, NEW HAMPSHIRE PROPERTY

      In December 1993, the Company purchased its Merrimack, New Hampshire headquarters site for $5.3 million in cash. The headquarters was previously leased as part of a sale leaseback transaction. The sale leaseback resulted in a $1,367,000 gain which was amortized into income over the lease term.


NOTE 5 - INVENTORIES

      Inventories at June 30 consisted of the following:
                                                  1996        1995
                                                  ----        ----
                                                 (in thousands)

      Finished goods                           $5,112      $ 3,953
      Work in process                           4,602        5,089
      Raw materials                             3,908        4,068
                                             --------     --------
                                              $13,622      $13,110
                                              =======      =======

NOTE 6 - DEBT

      In connection with its acquisition of the Tygaflor business (see Note 2), the Company borrowed $11,060,000 (Pounds 7,000,000) from a commercial bank in Ireland. The loan has a five (5) year term and requires no principal repayments for the first year. After the first year, quarterly principal payments of approximately Pounds 437,500 are required. One half of the original loan amount (currently $2,377,000) carries a 3 year fixed interest rate of 10.14%; and the balance (currently $0) carries an interest rate of 1 1/2% over LIBOR. In conjunction with this loan, the Company also established a $1,550,000 (Pounds 1,000,000) short-term credit facility in Europe. Borrowings under this facility are at 1 1/2% over the bank's base rate (approximately 6.75% at June 30, 1996). At June 30, 1996 there were no borrowings under this facility.

      The bank loan and credit facility, which is secured by substantially all of the Company's Europe-based assets (including the assets of Tygaflor) and by a U.S. parent company guarantee, requires compliance with certain company-wide restrictive covenants including maximum debt to tangible net worth ratios and limits on the pledging of assets. In addition, a sub-group consisting of the Company's European subsidiaries must maintain minimum net worth levels and are subject to separate maximum levels of debt to net worth.

      The European loan agreement permits prepayments of principal and credits any such prepayments against future scheduled principal repayments. At June 30, 1996, the Company had paid all but $2,377,000 (Pounds 1,531,000) of the loan. Under the terms of the loan, $1,359,000 (Pounds 875,000) and $1,018,000 (Pounds 656,000) are required to be repaid in fiscal years 1999 and 2000 respectively.

      In December 1990, the Company entered into a seven year revolving credit facility with a U.S. commercial bank. Under the terms of this agreement as amended in December 1995, the Company has available a $5,000,000 unsecured credit facility until December 31, 1996. Thereafter, the maximum availability under the facility decreases by $1,000,000 per annum. Borrowing under the facility is at the bank's prime lending rate (8.25% at June 30, 1996), and the Company is obligated to pay a 1/4% per annum facility fee on the unused portion of the line.

      The U.S. loan agreement contains financial covenants which require, among other things, minimum levels of working capital and tangible net worth. These covenants also limit the amount of loans and advances that the parent Company may make to its European subsidiaries and limit the net losses that the Company may incur over any twelve month period.

      At June 30, 1996 and 1995 there were no borrowings outstanding under the U.S. loan facility.

NOTE 7 - INCOME TAXES

     The components of the income tax provision for the years ended June 30, consisted of the following:

                                 1996       1995      1994
                            ---------   --------  --------
                                     (in thousands)
      Current:
        Federal                $1,830     $1,474    $  729
        State                     447        379       183
        Foreign                   833        429       450
                               ------     ------    ------
                                3,110      2,282     1,362
                               ------     ------    ------
      Deferred:
        Federal                  (85)      (192)       12
        State                    (22)       (39)      (12)
        Foreign                   437        119      (39)
                                -----     ------   -------
                                  330      (112)      (39)
                                -----     ------   -------
      Total income taxes       $3,440     $2,170    $1,323
                               ======     ======    ======

The components of income before income taxes were as follows:

                                 1996       1995      1994
                                 ----       ----      ----
                                      (in thousands)

      United States            $5,984     $3,989    $2,932
      Foreign                   5,170      3,491     2,286
                                -----     ------    ------
      Total                   $11,154     $7,480    $5,218
                              =======     ======    ======

The U.S. statutory federal income tax rate is reconciled to the Company's consolidated effective tax rate as follows:


                                         1996       1995       1994
                                        -----       ----       ----
Statutory tax rate                      35.0%      35.0%      35.0%
Earnings of foreign subsidiaries
  taxed at rates less than the U.S.
  statutory rate                        (7.3)     (10.0)      (9.7)
Non-deductible goodwill amortization
  relating to foreign acquisitions       1.9        1.4         .8
FSC benefit                             (0.5)       (.7)      (1.1)
Tax rate exemption                      (1.0)      (1.0)      (1.0)
State income taxes, net of federal
  income tax benefit                     2.8        2.8        2.4
Equity in joint ventures, net of tax     ---        1.0         .6
Research & development credit            ---        ---        (.8)
Other, net                               (.1)        .5        (.8)
                                        -----      -----      -----
Effective tax rate                      30.8%      29.0%      25.4%
                                        =====      =====      =====


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 and 1995 are as follows:

                                           Domestic       Foreign
June 30, 1996                             Operations    Operations     Total
- ----------------------------------      ------------    ----------    -------
                                                       (in thousands)
Deferred Tax Liabilities:
- -------------------------

Plant & equipment                         $  851          $ 248        $1,099
Intangibles                                  ---            335           335
Other                                         (1)            91            90
                                           ------         -----       -------
Total deferred tax liabilities               850            674         1,524
                                           ------         -----       -------

Deferred Tax Assets:
- --------------------

Inventories                                 (314)           ---           (314)
Valuation reserves on current assets        (229)           ---           (229)
Other                                       (277)            25           (252)
                                            -----       -------          ------
Total deferred tax assets                   (820)            25           (795)
                                            -----       -------          ------

Net deferred tax liabilities              $   30         $  699         $  729
                                          =======        ======         ======



                                           Domestic       Foreign
 June 30, 1995                            Operations    Operations       Total
- ----------------------------------      -------------   ----------      ------

                                  (in thousands)
Deferred Tax Liabilities:
- -------------------------

Plant & equipment                            $929         $ 272         $1,201
Intangibles                                   ---           222            222
Other                                          34            94            128
                                            -----         ------        ------
Total deferred tax liabilities                963           588          1,551
                                            -----         ------        ------

Deferred Tax Assets:
- --------------------

Inventories                                  (368)          ---           (368)
Valuation reserves on other current assets   (204)          ---           (204)
Net operating loss carryforward
  of international subsidiary                 ---          (296)          (296)
Other                                        (256)          (28)          (284)
                                            ------         -----         ------
Total deferred tax assets                    (828)         (324)        (1,152)
                                            ------         -----         ------

Net deferred tax liabilities                 $135          $264         $  399
                                            ======         =====        =======


       The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. These earnings, which are deemed to be permanently reinvested, aggregated approximately $18,394,000 at June 30, 1996. Chemfab Europe, the Company's Irish subsidiary was exempt from Irish taxes on its income from manufacturing operations until April 1990. Manufacturing profits earned each year from April 1990 through April 2010 are subject to a 10% tax rate.


NOTE 8 - COMMON STOCK AND STOCK OPTIONS

       During fiscal 1992, the Board of Directors adopted and the shareholders ratified the "1991 Stock Option Plan" which reserved 750,000 shares (adjusted for the Company's three for two stock split) of common stock for issuance upon exercise of option grants to key employees, directors, and consultants. The shareholders ratified the adoption of the increase in the maximum number of shares available for option under the 1991 plan to 1,050,000 in fiscal 1993 and up to 1,500,000 in fiscal 1996. Under this plan, options generally vest at the rate of 25% per year on the anniversary of the date of grant.

       During fiscal 1992, the Company also adopted the "1991 Employee Stock Option Plan" which reserved 75,000 (adjusted for the Company's three for two stock split) shares of common stock for issuance upon exercise of grants to specific eligible employees with a minimum of two years of service on the date of the grant. At June 30, 1996 there were 38,100 options outstanding under this plan, held by 254 employees.

       During fiscal 1987, the Company's Board of Directors adopted and the shareholders subsequently ratified a non-qualified stock option plan (the 1986
Plan). The 1986 Plan at the time of adoption reserved 1,125,000 shares (adjusted for the Company's three for two stock split) of common stock for issuance upon exercise of option grants under this plan to employees, directors and consultants. During fiscal 1990, the shareholders ratified the adoption of an increase in the maximum number of shares available for option under the 1986 Plan to 1,500,000 from 1,125,000. The options under the 1986 Plan generally vest at the rate of 25% per year on the anniversary of the grant.

       A summary of stock option activity, adjusted for the Company's 3 for 2 stock split, related to all of the Company's plans for fiscal 1994, 1995 and 1996 is as follows:


                                              Options           Option Price
                                            ---------        ------------------
      June 30, 1993        Outstanding      1,376,415       $ 1.58 -     $16.67
                           Granted            193,050         6.83 -       9.33
                           Cancelled         (151,725)        6.83 -      16.67
                           Exercised          (39,525)        1.58 -       7.67
      June 30, 1994        Outstanding      1,378,215         1.58 -      15.00
                           Granted            170,550         7.00 -       8.17
                           Cancelled         (110,343)        7.00 -      13.83
                           Exercised          (48,245)        1.58 -       7.83
      June 30, 1995        Outstanding      1,390,177         1.58 -      15.00
                           Granted            305,388         7.67 -      14.75
                           Cancelled          (39,282)        7.00 -      13.83
                           Exercised         (206,232)        1.58 -      12.17
      June 30, 1996        Outstanding      1,450,051       $ 1.58 -     $15.00


      As of June 30, 1996, options to purchase 994,390 shares were exercisable at option prices ranging from $1.58 to $15.00 per share. The Company does not intend to grant any further options or stock appreciation rights under the 1986 Plan. At June 30, 1996, there were 466,062 shares available for grant under the 1991 Stock Option Plan and 36,900 shares available under the 1991 Employee Stock Option Plan.

      In May 1996, Chemfab Corporation's Board of Directors authorized the repurchase, at management's discretion, of up to 400,000 shares of the Company's common stock during any one fiscal year.


NOTE 9 - RETIREMENT PLANS

       DEFINED BENEFIT PLANS

      The Company has three defined benefit pension plans covering substantially all of its employees. The Retirement Plan for Employees of Chemfab Corporation ("U.S. Plan") provides pension benefits for the Company's domestic employees. The "Irish Pension Plan" provides benefits to employees of the Company's subsidiary in Ireland and the "Tygaflor Pension Plan" provides pension benefits to employees of the Company's U.K. subsidiary. The plans provide pension benefits that are based on the employee's compensation and service. The Company's funding policy is to fund amounts required by applicable government regulations. The U.S. plan is non-contributory while the Irish and Tygaflor plans require employee contributions of 5% and 6% respectively of pensionable salary.

      Net pension expense for the domestic plans for fiscal 1996, 1995 and 1994 consisted of the following:

                                     1996        1995        1994
                                     ----        ----        ----
                                           (in thousands)
Service Cost:  benefits earned
  during the period                 $ 318       $ 327       $ 368
Interest cost on projected
  benefit obligation                  312         292         295
Return on assets                     (406)       (422)        (13)
Amortization of prior service cost     96          96          76
Amortization of loss (gain)           114         182        (205)
                                     -----       -----       -----
Net pension expense                 $ 434       $ 475       $ 521
                                     =====       =====      =====


       The following table sets forth the funded status of the Company's domestic defined benefit pension plans at June 30:

                                                          1996        1995
                                                          ----        ----
                                                           (in thousands)
      Actuarial present value of:
      Vested benefit obligation                         $3,216      $2,819
      Non-vested benefit obligation                        110         160
                                                        ------      ------
      Accumulated benefit obligation                     3,326       2,979
      Additional amount related to
         projected wage increases                        1,419       1,479
                                                        ------      ------
      Projected benefit obligation                       4,745       4,458
      Plan assets at fair value (primarily U.S.
       Government Securities and publicly traded
       stocks and bonds)                                 4,593       3,823
                                                        ------      ------
      Plan assets less than projected
         benefit obligation                              (152)       (635)
      Unrecognized prior service costs                    549         645
      Unrecognized net gain                              (642)       (269)
                                                        ------      ------
      Accrued pension liability recognized
         on Consolidated Balance Sheets                $ (245)     $ (259)
                                                        ======      ======



      Assumptions used in determining
         actuarial present value of
         plan benefit obligations:
                                                   1996     1995      1994
                                                   ----     ----      ----

      Discount rate                               7.50%    7.50%     8.00%
      Average rate of increase in
         compensation levels                      5.50%    5.50%     6.50%
      Expected long-term rate of
         return on plan assets                    7.50%    7.50%     8.75%


      Net pension expense for the Irish Plan in fiscal 1996, 1995 and 1994 was $106,000, $67,000 and $82,000, respectively. Tygaflor employees were covered by the seller's pension plan until September 1995. In September 1995, a new plan was established, the cost of which was $141,000 in fiscal 1996. Information concerning the components of net pension expense and the funded status of the Company's Irish Plan and Tygaflor Plan have not been provided since the amounts are not significant.


                                DEFINED CONTRIBUTION PLAN

      The Company  sponsors a Savings  and Security Plan  and Trust (the Savings
Plan) for its eligible U.S. employees. Subject to certain limitations, eligible employees may elect to contribute a percentage of their salaries ranging from 2% to 12%. The Savings Plan also contains an employer contribution formula equal to 25% of the first 6% of compensation that each participant defers under the Savings Plan. In addition, the Savings Plan provides that the Company may make an annual supplemental discretionary contribution to the Savings Plan based on its profitability. The discretionary contributions are allocated to eligible U.S. employees employed by the Company at the end of the relevant plan year based upon years of service and employee contributions made during the plan year. Total employer contributions made to this plan for the fiscal years ended June 30, 1996, 1995 and 1994 were as follows:

                                      (in thousands)

                   1996 . . . . . . . . . . $226
                   1995 . . . . . . . . . . $186
                   1994 . . . . . . . . . . $189




NOTE 10 - LEASE COMMITMENTS

      The Company incurred rent expense for office and manufacturing facilities, vehicles and office equipment of $811,000, $762,000 and $728,000, in fiscal 1996, 1995 and 1994, respectively, under various operating leases expiring through 2000. Future minimum rental commitments at June 30, 1996 under existing, non-cancellable operating leases with initial terms of one year or more are as follows:
                                       (in thousands)
                         1997 . . . . . . . . . .$773
                         1998 . . . . . . . . . .$455
                         1999 . . . . . . . . . .$275
                         2000 . . . . . . . . . .$ 77


NOTE 11 - CONTINGENCIES

      In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish Pounds (U.S. $655,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amounts due.


NOTE 12 - BUSINESS SEGMENT AND FOREIGN OPERATIONS

      The Company operates in one business segment which focuses on the development, manufacture and marketing of high-performance flexible composite materials.


SALES TO MAJOR CUSTOMERS

      Sales  to  the   United  States  Government   under  prime   contracts and
subcontracts for the fiscal years ended June 30, 1996, 1995 and 1994 were as follows:

                               (in thousands)
                    1996 . . . . . . . . . .$6,216
                    1995 . . . . . . . . . .$2,146
                    1994 . . . . . . . . . .$1,463


BUSINESS SEGMENT AND FOREIGN OPERATIONS

                    SALES BY GEOGRAPHIC AREA
                         (in thousands)

                                      United             Elimi-      Consol-
     1996                             States   Europe    nations     idated
     ----                             ------   ------    -------     ------

Sales to unaffiliated
  customers                          $54,172  $29,710  $     ---    $83,882
Transfers between geographic
  areas                                2,546      362     (2,908)       ---
                                     -------  -------   ---------   -------
Net sales                            $56,718  $30,072    $(2,908)   $83,882
                                     =======  =======   =========  ========

Income from operations               $ 5,727  $ 5,904   $     ---   $11,631
                                    ========  =======   =========  ========

Identifiable assets                  $47,056  $26,606   $     ---   $73,662
                                    ========  =======   =========  ========


          1995
          ----

Sales to unaffiliated
  customers                         $47,147   $20,833   $     ---   $67,980
Transfers between geographic
  areas                               2,793       623      (3,416)      ---
                                    -------   -------     --------  -------
Net sales                           $49,940   $21,456     $(3,416)  $67,980
                                    =======   =======     ========  =======
Income from operations              $ 4,137   $ 3,659    $     ---  $ 7,796
                                    =======   =======     ========  =======

Identifiable assets                 $42,966   $27,653    $     ---  $70,619
                                    =======   =======     ========  =======




          1994
          ----

Sales to unaffiliated
  customers                        $38,269   $13,882   $      ---    $52,151
Transfers between geographic
  areas                              2,216       649       (2,865)      ---
                                    ------    ------    ---------   --------
Net sales                          $40,485   $14,531   $   (2,865)   $52,151
                                   =======    ======      =======   ========
Income from operations             $ 2,881   $ 2,103   $      ---    $ 4,984
                                   =======    ======      =======    =======

Identifiable assets                $39,882   $13,912   $      ---    $53,794
                                   =======    ======      =======    =======



       Transfers between  geographic  areas are  accounted  for  at cost  plus a
reasonable profit.   Income from operations  excludes interest expense, interest income and results of equity operations.

EXPORT SALES

       The Company's export sales from the United States for the fiscal years ended June 30, 1996, 1995 and 1994 were as follows:

                                        1996           1995             1994
                                        ----           ----             ----
                                                   (in thousands)

       Far East                      $10,746        $ 7,694          $ 3,600
       Canada                            695            899              966
       Mexico                            741            616              660
       Australia                       1,156            883              532
       Europe and other                  770            556              268
       Central and South America         176            365              251
                                     -------        -------          -------
                                     $14,284        $11,013          $ 6,277
                                     =======        =======          =======


NOTE 13 - RELATED PARTIES

    The Company's transactions and balances with Nitto Chemfab Co., Ltd. for the year ended and as of June 30 were as follows:

                                                1996         1995         1994
                                                ----         ----         ----
                                                       (in thousands)

Purchases from Company                        $9,748       $6,677       $2,670
Amount due to Company                          3,282        1,708        1,080
Company's 39% equity investment
   in subsidiary                                 ---          ---          221


Amounts due to the Company are principally trade receivables and carry standard trade terms.
       In February 1995 two employees, one of whom is an officer of the Company, acquired an ownership interest in Fothergill Engineered Fabrics ("FEF"), which is a commercial weaver of specialty fibers in England. FEF is also a raw material supplier to the Company's U.K. and Irish subsidiaries, and owns the site on which the U.K. subsidiary operates. The Company's transactions and balances with FEF for the year ended and as of June 30, 1996 and five months ended and as of June 30, 1995 were as follows:

                                                1996         1995
                                                ----         ----
                                                 (in thousands)

Sales to Company                              $1,552         $704
Payments for shared services                     450           75
Amount due from Company                          365          424


NOTE 14 - FINANCIAL INSTRUMENTS

       At June 30, 1996 and 1995, the carrying value of financial instruments such as cash and cash equivalents and foreign currency contracts approximated their fair values based on the short-term maturities of these instruments and contracts. Additionally, the carrying value of long-term debt approximated its fair values. Fair value is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate.

       It was not practicable to estimate the fair value of the Company's investment in preferred stock of Birdair, Inc. (a customer for its architectural products) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $533,000 carrying amount at June 30, 1996 represents the original cost of the investment, which management believes is not impaired. Dividends received for the years ended June 30, 1996, 1995 and 1994 were $45,000, $45,000 and $33,000, respectively.


NOTE 15 - ACCRUED LIABILITIES

     Accrued liabilities at June 30, 1996 and 1995 consisted of the following:

                                                   1996         1995
                                                   ----         ----
                                                     (in thousands)

       Accrued payroll and related expenses      $2,199       $1,463
       Other accrued expenses                     2,131        2,177
                                                -------      -------
                                                 $4,330       $3,640
                                                =======      =======



NOTE 16 - LEGAL PROCEEDINGS

      In March 1991, the Company received notice from the Environmental Protection Agency (EPA) that it was one of a number of potentially responsible parties (PRP's) under the Comprehensive Environmental Response, Compensation & Liability Act (CERCLA) and related laws concerning the disposal of hazardous waste at the Bennington Landfill Superfund Site in Bennington, Vermont (the
Site). Under these statutes, PRP's may be jointly and severally liable for the cost of cleanup actions at the Site and for other damages.

      In June 1991, while denying liability, the Company together with approximately 12 other Site PRP's entered into an Administrative Consent Order with the EPA to undertake and fund a Remedial Investigation/Feasibility Study (the Study) to evaluate the condition of the Site and to study the remediation alternatives available for cleanup. Upon completion of the Study, the EPA divided the remedy at the Site into two parts: Source Control and Management of Groundwater Migration.

      On July 24, 1995, the EPA issued notice to the Company and approximately 33 other parties of its intention to negotiate with them for their funding and performance of the Source Control part of the remedy. Subsequently, a group consisting of the Company and 16 other parties negotiated an agreement among themselves (the Proposed Settlement) pursuant to which they have been divided into 5 Performing Parties and 12 de minimis parties. Under the terms of the Proposed Settlement, which has now been presented to the EPA as a formal settlement offer, (1) the Company would be one of the de minimis parties and, as such, would pay a specified amount to the EPA, (2) as a de minimis party, the Company would receive a statutory release pursuant to which it would be protected from all further claims related to the cleanup actions at the Site, and (3) the 5 Performing Parties (of which the Company would not be one) would be responsible for all remaining costs of both parts of the remedy at the Site. The Proposed Settlement is now being reviewed by the EPA and the U.S. Department of Justice.

      On the basis of all information available to date, including the amount specified to be paid by the Company as a de minimis party under the terms of the Proposed Settlement, and the results of the Company's past review of its purchasing and materials disposal records, the Company believes that the ultimate resolution of this matter is not likely to have a material adverse effect on its financial condition or results of operations.

      The Company is involved in a number of other lawsuits as either a defendant or a plaintiff. Although the outcome of such matters cannot be predicted with certainty, and some law suits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's Consolidated Financial Statements.




CHEMFAB CORPORATION QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Per Share
      1996                                                       Data (a)
      ----

                            Net       Gross         Net          Net
      Quarter               Sales     Profit        Income       Income
                            -----     ------        ------       ------

      First               $18,466    $ 5,899        $1,359       $ 0.17
      Second               20,885      6,942         1,821         0.22
      Third                21,814      7,337         2,013         0.24
      Fourth               22,717      7,931         2,521         0.31
                          -------    -------        ------
      Year                $83,882    $28,109        $7,714       $ 0.94
                          =======    =======        ======


                                                                 Per Share
      1995                                                       Data (a)
      ----

                           Net       Gross          Net          Net
      Quarter              Sales     Profit         Income       Income
                           -----     ------         ------       ------

      First              $13,722    $ 4,363       $   823       $ 0.10
      Second              15,501      4,755         1,144         0.14
      Third               17,510      5,632         1,317         0.16
      Fourth              21,247      7,106         2,026         0.25
                         -------    -------       -------
      Year               $67,980    $21,856        $5,310       $ 0.66
                         =======    =======       =======


(a)  Computations of earnings  per share for each quarter are independent and do
not  necessarily equal  the amount  computed for  the year.   Amounts  have been
adjusted to reflect the Company's three-for-two stock split in February 1996.





                               CHEMFAB CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (in thousands)


                         Balance at     Charges                       Balance at
                         beginning         to         Deductions         end
                         of year        Expense      and Other(1)      of year
                        -----------     -------      ------------     ---------


1996
- ----

Allowance for
doubtful accounts           $276          $201         $   (95)         $382
                            ====          ====         =======          ====


1995
- ----

Allowance for
doubtful accounts           $154          $119         $   3(2)         $276
                            ====          ====         =======          ====


1994
- ----

Allowance for
doubtful accounts           $200          $109         $(155)           $154
                            ====          ====         =====            ====



(1)  Uncollectible accounts written off, net of recoveries.

(2) Adjusted for valuation accounts acquired as part of the Tygaflor acquisition.