Form 10-Q
period 1996-09-29
CHEMFAB CORP
filed 1996-11-13
CIK 725813

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 29, 1996

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


                 Class                  Outstanding at October 28, 1996
     Common Stock, $ .10 par value           8,030,872 shares


                               CHEMFAB CORPORATION
                                      INDEX


Part I - Financial Information:                                    Page No.
                                                                   --------
   Item 1 -    Financial Statements
               --------------------

               Consolidated Balance Sheets at September             3  -  4
               29, 1996 and June 30, 1996

               Consolidated Statements of Income for                   5
               the Three Months Ended September 29,


               1996 and October 1, 1995

               Consolidated Statements of Cash Flows                   6
               for the Three Months Ended September
               29, 1996 and October 1, 1995

               Notes to Consolidated Financial Statements           7 -   8

   Item 2 -    Management's Discussion and Analysis of              8 -  10
               Financial Condition and Results of Operations

Part II - Other Information:

   Item 6(a) - Exhibits                                                  10

   Item 6(b) - Reports on Form 8-K                                       10


   Signatures                                                            11


             PART I - FINANCIAL INFORMATION
             ------------------------------

                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS



                                              Sept. 29,          June 30,
                                                1996              1996
                                            -----------       -----------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                $  1,752,000      $  5,017,000
  Receivables:
    Trade                                    17,926,000        17,797,000
    Other                                       195,000           185,000
  Costs and estimated earnings in excess of
    billings on uncompleted contra            1,125,000           886,000
  Inventories                                14,603,000        13,622,000
  Prepaid expenses, and other                 1,376,000         1,246,000
  Deferred tax assets                           762,000           795,000
                                            -----------        ----------

  Total current assets                       37,739,000        39,548,000


  Property, plant and equipment at cost      40,798,000        40,013,000
    Less accumulated depreciation
      and amortization                       20,209,000        19,473,000

  Net property, plant and equipment          20,589,000        20,540,000
                                            -----------       -----------

  Goodwill, net                              10,921,000        11,084,000
  Other assets                                2,599,000         2,490,000
                                            -----------       -----------

  Total assets                             $ 71,848,000      $ 73,662,000
                                            ===========       ===========


           See accompanying Notes to Consolidated Financial Statements




                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS


                                              Sept. 29,          June 30,
                                                1996              1996
                                            -----------       -----------
                                            (Unaudited)
Current liabilities:
  Accounts payable and accrued
    expenses                               $  8,214,000      $  9,502,000
  Accrued income taxes                        1,862,000         1,441,000
  Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                      175,000           313,000
                                             ----------        ----------

  Total current liabilities                  10,251,000        11,256,000


Long - term debt                                 -              2,377,000
Deferred income taxes                         1,501,000         1,524,000

Shareholders' equity:
  Preferred stock, par value $.50:
     authorized - 1,000,000 shares,
     none issued                                   -                 -
  Common stock, par value $.10:
     authorized - 15,000,000 shares;
     issued - 8,204,513 at Sept, 29, 1996
     and 8,085,607 at June 30, 1996             820,000           809,000
  Additional paid-in capital                 19,521,000        18,314,000
  Retained earnings                          42,698,000        40,998,000
  Treasury stock, at cost,
     (205,904 shares at Sept. 29, 1996
     and 95,938 at June 30,1996)             (2,393,000)         (943,000)
  Foreign currency translation
     adjustment                                (550,000)         (673,000)
                                             -----------       -----------

  Total shareholders' equity                 60,096,000        58,505,000

Total liabilities and shareholders'        $ 71,848,000      $ 73,662,000



           See accompanying Notes to Consolidated Financial Statements





              CHEMFAB CORPORATION
        CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited)



                                           Three Months Ended

                                      Sep. 29, 1996    Oct. 1, 1995
                                      -------------    ------------

Net sales                              $ 19,938,000    $ 18,466,000
Cost of sales                            13,191,000      12,567,000
                                      -------------    ------------

Gross Profit                              6,747,000       5,899,000
Selling, general and
  administrative expenses                 3,684,000       3,261,000
Research and development expenses           562,000         545,000
Other income                                (21,000)         (1,000)
Interest expense                             76,000         183,000
Interest income                             (47,000)        (45,000)
                                      -------------    ------------

Income before income taxes                2,493,000       1,956,000

Provision for income taxes                  793,000         597,000
                                      -------------    ------------

Net income                             $  1,700,000     $ 1,359,000
                                      =============    ============

Weighted average common and
 common equivalent shares                 8,238,000       8,132,000
                                      =============    ============

Earnings per common share                     $0.21           $0.17
                                              =====           =====

  See accompanying Notes to Consolidated Financial Statements.



                      CHEMFAB CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                         Three Months Ended

                                                Sept. 29, 1996     Oct. 1, 1995
                                                --------------     ------------

Cash flows from operating activities:

  Net income                                    $    1,700,000     $  1,359,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,062,000        1,039,000

      Change in assets and liabilities:
        Receivables                                    (95,000)       1,173,000
        Costs and estimated earnings in excess
          of billings on uncompleted contracts        (377,000)        (344,000)
        Inventories                                   (945,000)        (504,000)
        Prepaid expenses and other                    (128,000)        (318,000)
        Other assets long-term                        (193,000)         (98,000)
        Accounts payable and accrued expenses       (1,314,000)        (562,000)
        Accrued income taxes                           409,000         (901,000)
        Deferred tax assets and liabilities             10,000          (76,000)
                                                  ------------       ----------
        Total adjustments                           (1,571,000)        (591,000)
                                                  ------------       ----------

        Net cash provided by operating activities      129,000          768,000


Cash flows from investing activities:
  Capital expenditures (net)                          (761,000)        (555,000)
                                                  ------------       ----------

    Net cash used in investing activities             (761,000)        (555,000)



Cash flows from financing activities:
  Proceeds from exercise of stock options            1,219,000          365,000
  Repayment of long-term debt                       (2,382,000)      (1,067,000)
  Purchase of treasury shares                       (1,450,000)               0
                                                  ------------       ----------

    Net cash used in financing activities           (2,613,000)        (702,000)

Effect of exchange rate changes on cash                (20,000)         (11,000)
                                                  ------------       ----------

Net  decrease in cash and cash equivalents          (3,265,000)        (500,000)

Cash and cash equivalents at beginning of year       5,017,000        3,780,000
                                                  ------------       ----------

Cash and cash equivalents at end of period      $    1,752,000     $  3,280,000
                                                  ============       ==========


Interest paid                                   $      106,000     $    190,000
Income taxes paid                               $      152,000     $    936,000



            See accompanying notes to the Consolidated Financial Statements




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at September 29, 1996 and June 30, 1996 and the consolidated statements of income and cash flows for the three months ended September 29, 1996 and October 1, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

       Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1996 (file no. 0-12948).


Note 2 Inventories consist of the following:

                                   Sept. 29, 1996               June 30,1996
                                   --------------               ------------

            Finished Goods            $ 4,999,000                 $5,112,000
            Work in Process             3,779,000                  4,602,000
            Raw Materials               5,825,000                  3,908,000
                                       __________                 __________

                                      $14,603,000                $13,622,000
                                      ===========                ===========



Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize certain investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish pounds (U.S. $658,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amount due.

       Various lawsuits and claims are pending or have been asserted against the Company, including matters previously disclosed by the Company in its form 10-K for the year ended June 30, 1996. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes their disposition, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.


Note 4 All reported share data has been adjusted to reflect the Company's 3 for 2 stock split in the form of a stock dividend in February 1996.


Note 5 Subsequent Event

       On October 4, 1996, the Company entered into a new three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four year term loan with a five year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under the facility is at LIBOR plus 1% and the Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line. The Company has terminated its previously existing revolving credit agreement.


ITEM 2 Management's Discussion and Analysis of Financial Condition
       -----------------------------------------------------------
       and Results of Operations
       -------------------------


Three Months Ended September 29, 1996
-------------------------------------

Net Sales
---------

The Company's consolidated net sales for the three months ended September 29, 1996, the first quarter of fiscal 1997, increased 8% to $19,938,000 from $18,466,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 14% over the year earlier period but were offset, in part, by a decline in shipments of architectural products. The impact of changes in foreign currency exchange rates on reported revenue growth for the quarter was not material.

Engineered  Products -  Americas Business  Group sales  (which include  all non-
architectural product sales to customers in North America and South America) increased 16% to $9,843,000 from $8,462,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's aerospace, communications, energy and environment, and general distributor markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 8% to $6,142,000 from $5,665,000 in the same quarter last year. This increase in revenues resulted principally from strength in sales to general distributors throughout Europe. Moderate growth in sales of the Company's industrial products into these geographical areas, in line with first quarter performance, is expected to continue through the end of the fiscal year.


Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 23% to $1,294,000 from $1,052,000 in the same quarter last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of this business group approximately one year ago. Sales from the Company's newly established China subsidiary were not significant during the quarter, but are expected to increase over the course of the year. Percentage revenue growth from industrial product shipments into the Asia Pacific region is expected to remain strong through the end of the fiscal year.

Architectural Product sales decreased 19% to $2,659,000 from $3,287,000 in the same quarter last year. This decrease in revenues was expected and is the result of a lower number of sizable projects underway to-date this year versus last year. The Company expects that architectural product sales for the remainder of the year will be below the record levels achieved last year.


Gross Profit Margins
--------------------


Gross profit margins as a percentage of consolidated net sales improved to 34% for the quarter, up from 32% for the first quarter of last year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively fixed manufacturing overhead cost structure and targeted cost reduction programs.


Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 13% to $3,684,000 from $3,261,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in China and Brazil (these were established after the first quarter of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales was 18%, the same as the first quarter of last year.

Research and development expenses were $562,000 compared to last year's level of $545,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.


Interest Expense, Net
---------------------

The Company had net interest expense of $29,000 for the quarter compared to net interest expense of $138,000 for the same quarter last year. This decrease resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.


Liquidity and Capital Resources
-------------------------------

During the quarter ended September 29, 1996, the Company generated $129,000 of cash from operations which was down from the same quarter of the prior year due to changes in working capital (on September 30, 1996, one day after the close of the quarter, the Company collected a $2.8 million trade receivable). During the quarter, the Company invested $761,000 in property, plant and equipment additions, repaid $2,382,000 of long-term debt and used $1,450,000 to repurchase stock under its share repurchase program. The Company also received $1,219,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital decreased to $27,488,000 from $28,292,000 at the end of fiscal 1996. As of September 29, 1996, the Company had approximately $6.6 million of credit available under its domestic and international borrowing facilities (these credit facilities have since been replaced by a new $20,000,000 credit line - see Note 5 above) . Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during fiscal 1997 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.


Forward-Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, the timely introduction of new products and the market acceptance of those products, and the impact of competitive products and pricing. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 in
the  section   titled  "Forward-Looking  Statements".       The  forward-looking
statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     6(a) Exhibits
          --------
          10(b)(11) Consulting Agreement dated August 2, 1996, between Chemfab Corporation and Chemfab Director, Dr. Nicholas Pappas.

     6(b) Reports on Form 8-K
          -------------------
          None.


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




              By:/S/Moosa E. Moosa
                 -------------------------------------------
              Moosa E. Moosa
              Vice President - Finance and Administration
              (Principal Financial Officer)




              by:/S/ Laurence E. Richard
                 ------------------------------------------
              Laurence E. Richard
              Controller
              (Principal Accounting Officer)




Date: November 12, 1996