Form 10-Q
period 1996-12-29
CHEMFAB CORP
filed 1997-02-12
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 29, 1996

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


                 Class                       Outstanding at January 31, 1997
     Common Stock, $ .10 par value                      8,104,798 shares


                               CHEMFAB CORPORATION
                                      INDEX


Part I - Financial Information:                                    Page No.
                                                                   --------

   Item 1 -    Financial Statements
               --------------------

                   Consolidated Balance Sheets at December           3 -  4
                   29, 1996 and June 30, 1996

                   Consolidated Statements of Income for               5
                   the Three Months and Six Months Ended
                   December 29, 1996 and December 31, 1995

                   Consolidated Statements of Cash Flows               6
                   for the Six Months Ended December 29, 1996
                   and December 31, 1995

                   Notes to Consolidated Financial Statements        7 -  8

   Item 2 -    Management's Discussion and Analysis of               8 - 12
               ---------------------------------------
               Financial Condition and Results of Operations
               ---------------------------------------------

Part II - Other Information:

   Item 4 -    Submission of Matters to a Vote of Security Holders  12 - 13
               ---------------------------------------------------

   Item 6(a) - Exhibits                                             12 - 13
               --------

               10(b)(11) $20,000,000 Credit Agreement by
               and between Chemfab Corporation as borrower and The First National Bank of Boston and the
               Bank of Ireland as lenders.

   Item 6(b) - Reports on Form 8-K                                     13
               -------------------

   Signatures                                                          14


            PART I - FINANCIAL INFORMATION
            ------------------------------

                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS

                                                 Dec. 29,           June 30,
                                                  1996               1996
                                               -----------        -----------
                                               (Unaudited)
Current assets:
   Cash and cash equivalents                  $  5,416,000        $ 5,017,000
   Receivables:
     Trade                                      17,449,000         17,797,000
     Other                                         448,000            185,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts           1,038,000            886,000
   Inventories                                  15,395,000         13,622,000
   Prepaid expenses, and other                   1,561,000          1,246,000
   Deferred tax assets                             732,000            795,000
                                                ----------         ----------

   Total current assets                         42,039,000         39,548,000


Property, plant and equipment at cost           42,127,000         40,013,000
  Less accumulated depreciation
    and amortization                            21,238,000         19,473,000
                                                ----------         ----------

   Net property, plant and equipment            20,889,000         20,540,000

Goodwill, net                                   11,412,000         11,084,000
Other assets                                     2,663,000          2,490,000
                                                ----------         ----------
Total assets                                  $ 77,003,000       $ 73,662,000
                                                ==========         ==========

           See accompanying Notes to Consolidated Financial Statements





                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS


                                                  Dec. 29,           June 30,
                                                   1996               1996
                                                -----------        -----------
                                                (Unaudited)
Current liabilities:
  Accounts payable and accrued
    expenses                                  $  8,793,000       $  9,502,000
  Accrued income taxes                           1,937,000          1,441,000
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts                          284,000            313,000
                                                ----------         ----------
  Total current liabilities                     11,014,000         11,256,000


Long - term debt                                     -              2,377,000
Deferred tax liabilities                         1,530,000          1,524,000

Shareholders' equity:
  Preferred stock, par value $.50:
     authorized - 1,000,000 shares,
     none issued                                     -                  -
  Common stock, par value $.10:
    authorized - 15,000,000 shares;
    issued - 8,283,889 at Dec. 29, 1996
    and 8,085,607 at June 30, 1996                 828,000            809,000
  Additional paid-in capital                    20,137,000         18,314,000
  Retained earnings                             44,823,000         40,998,000
  Treasury stock, at cost,
     (205,904 shares at Dec. 29, 1996
      and 95,938 at June 30,1996)               (2,393,000)         (943,000)
  Foreign currency translation
     adjustment                                  1,064,000          (673,000)
                                                ----------         ----------

  Total shareholders' equity                    64,459,000         58,505,000
                                                ----------         ----------

Total liabilities and shareholders'           $ 77,003,000       $ 73,662,000
                                                ==========         ==========


           See accompanying Notes to Consolidated Financial Statements

                               CHEMFAB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





                                          Three Months Ended                     Six Months Ended
                                    -------------------------------      ------------------------------
                                    Dec. 29, 1996     Dec. 31, 1995      Dec. 29, 1996    Dec. 31, 1995
                                    -------------     -------------      -------------    -------------
Net sales                            $ 22,127,000      $ 20,885,000       $ 42,065,000     $ 39,351,000
Cost of sales                          14,669,000        13,943,000         27,860,000       26,510,000
                                       ----------        ----------         ----------       ----------
Gross profit                            7,458,000         6,942,000         14,205,000       12,841,000
Selling, general and
   administrative expenses              3,832,000         3,621,000          7,516,000        6,882,000
Research and development expenses         663,000           571,000          1,225,000        1,116,000
Other (income) expense, net              (111,000)           31,000           (132,000)          30,000
Interest expense                            6,000           157,000             82,000          339,000
Interest income                           (53,000)          (59,000)          (100,000)        (103,000)
                                       ----------        ----------         ----------       ----------

Income before income taxes              3,121,000         2,621,000          5,614,000        4,577,000

Provision for income taxes                996,000           800,000          1,789,000        1,397,000
                                       ----------        ----------         ----------       ----------

Net income                            $ 2,125,000      $  1,821,000       $  3,825,000     $  3,180,000
                                       ==========        ==========         ==========       ==========

Weighted average common and
 common equivalent shares               8,246,000         8,211,000          8,248,000        8,169,000
                                       ==========        ==========         ==========       ==========

Earnings per common share                   $0.26             $0.22              $0.46            $0.39
                                            =====             =====              =====            =====

   See accompanying Notes to Consolidated Financial Statements.




                      CHEMFAB CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                        Six Months Ended
                                                        ----------------
                                                Dec. 29, 1996      Dec.31, 1995
                                                -------------      ------------
Cash flows from operating activities:

  Net income                                    $   3,825,000     $   3,180,000

  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  2,125,000         1,992,000

     Change in assets and liabilities:
       Receivables                                    651,000           594,000
       Costs and estimated earnings in excess
         of billings on uncompleted contracts        (181,000)         (567,000)
       Inventories                                 (1,321,000)         (748,000)
       Prepaid expenses and other                    (283,000)          178,000
       Other assets long-term                        (227,000)         (139,000)
       Accounts payable and accrued expenses       (1,044,000)         (270,000)
       Accrued income taxes                           354,000        (1,169,000)
       Deferred tax assets and liabilities             69,000          (105,000)
                                                 ------------      ------------
       Total adjustments                              143,000          (234,000)
                                                 ------------      ------------

    Net cash provided by operating activities       3,968,000         2,946,000


Cash flows from investing activities:
  Capital expenditures (net)                       (1,492,000)       (1,399,000)
                                                 ------------      ------------

    Net cash used in investing activities          (1,492,000)       (1,399,000)

Cash flows from financing activities:
  Proceeds from exercise of stock options           1,843,000           812,000
  Repayment of long-term debt                      (2,447,000)       (2,309,000)
  Purchase of treasury shares                      (1,450,000)                0
                                                 ------------      ------------

    Net cash used in financing activities         (2,054,000)        (1,497,000)


Effect of exchange rate changes on cash              (23,000)           (30,000)
                                                 -----------       ------------

Net  increase in cash and cash equivalents           399,000             20,000

Cash and cash equivalents at beginning of year     5,017,000          3,780,000
                                                 -----------       ------------

Cash and cash equivalents at end of period      $  5,416,000      $   3,800,000
                                                 ===========       ============

Interest paid                                   $    106,000      $     169,000
Income taxes paid                               $    928,000      $   2,317,000


       See accompanying notes to the Consolidated Financial Statements



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at December 29, 1996 and June 30, 1996 and the consolidated statements of income for the three months and six months ended December 29, 1996 and December 31, 1995 and the consolidated statements of cash flows for the six months ended December 29, 1996 and December 31, 1995. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1996 (file no. 0-12948).


Note 2    Inventories consist of the following:

                                      December 29, 1996         June 30,1996
                                      -----------------         ------------

           Finished Goods                $ 5,441,000              $5,112,000
           Work in Process                 5,313,000               4,602,000
           Raw Materials                   4,641,000               3,908,000
                                          __________              __________
                                         $15,395,000             $13,622,000
                                         ===========             ===========


Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize certain investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of Pounds 410,000 Irish pounds (U.S. $680,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amount due.

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

Note 5 On October 4, 1996, the Company entered into a new three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four year term loan with a five year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under the facility is at LIBOR plus 1% and the Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line. The Company has terminated its previously existing revolving credit agreement.


ITEM 2    Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------


Three Months Ended December 29, 1996
------------------------------------

Net Sales
---------

The Company's consolidated net sales for the three months ended December 29, 1996, the second quarter of fiscal 1997, increased 6% to $22,127,000 from $20,885,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 17% over the year earlier period but were offset, in part, by an expected decline in shipments of architectural products. Measured in constant foreign currency exchange rates, the consolidated sales increase would have been 4%.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 21% to $11,800,000 from $9,745,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's aerospace, communications, electrical/electronics and converter markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 12% to $7,368,000 from $6,571,000 for the same quarter last year. This increase in revenues resulted principally from strength in sales into the energy/environment, food processing and converter markets. Measured in constant foreign currency exchange rates, revenue growth for the quarter was 9%. Continued reported revenue growth from sales of the Company's engineered products into these geographic areas is expected over the remainder of the fiscal year; however, the percentage increase may be somewhat below the 12% growth rate achieved in the second quarter.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 6% to $1,419,000 from $1,334,000 for the same quarter last year. This increase was lower than first quarter reported revenue growth due, in part, to lower sales of industrial products into the Japan market caused by certain changes made by the Company, over the course of the second quarter, in the way that it distributes industrial products into that market (the Company expects such Japan sales disruptions to be temporary). Sales from the Company's newly established China subsidiary, which were not significant during the quarter, are expected to increase gradually over the remainder of the fiscal year. Percentage revenue growth into the Asia Pacific region over the remainder of the fiscal year is expected to generally strengthen, as well as generally return to levels more like that experienced in the Company's first quarter.

Architectural Product sales decreased 52% to $1,540,000 from $3,225,000 for the same quarter last year. This decrease in revenues was expected and was the result of a lower number of sizable projects underway to-date this year versus last year. The Company expects architectural product sales for over remainder of the fiscal year to remain below the record levels achieved last year; however, the outlook for increased revenues is improving, in particular for the Company's fourth quarter.


Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales improved to 34% for the quarter, up from 33% for the second quarter of last year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively fixed manufacturing overhead cost structure, and targeted cost reduction programs.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 6% to $3,832,000 from $3,621,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in China and Brazil (these were established after the second quarter of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, the same as the second quarter of last year.

Research and development expenses were $663,000 compared to last year's level of $571,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned levels of research and development spending.

Other (Income) Expenses
-----------------------

The Company had net  other income of  $111,000 for the  quarter compared to  net
other  expense of  $31,000 for  the same  quarter last  year.   Included in  the
current year amount is $95,000 of income related to a fire insurance claim.

Interest Income (Expense)
-------------------------

The Company had net interest income of $47,000 for the quarter compared to net interest expense of $98,000 for the same quarter last year. This change resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.


Six Months Ended December 29, 1996
----------------------------------

Net Sales
---------

The Company's consolidated net sales for the six months ended December 29, 1996, the first half of fiscal 1997, increased 7% to $42,065,000 from $39,351,000 in the same period last year. Shipments of the Company's engineered products worldwide increased 15% over the year earlier period but were offset, in part, by a decline in shipments of architectural products. The impact of changes in foreign currency exchange rates on reported revenue growth for the six months was not material.

Engineered  Products -  Americas Business  Group sales  (which include  all non-
architectural product sales to customers in North America and South America) increased 19% to $21,645,000 from $18,201,000 for the same period last year. This sales increase resulted principally from strength in the Company's aerospace, communications, energy and environment, converter and general distributor markets.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) for the first half of the fiscal year increased 10% to $13,507,000 from $12,243,000 in the same period last year. This increase in revenues resulted principally from strength in the Company's lab test/healthcare, converter and general distributor markets in Europe.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 13% to $2,714,000 from $2,395,000 in the same period last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of this business group approximately fifteen months ago. Sales from the Company's newly established China subsidiary were not significant during the first six months of fiscal 1997.

Architectural Product sales decreased 36% to $4,199,000 from $6,512,000 in the same period last year. This decrease in revenues was expected and was the result of a lower number of sizable projects underway to-date this year versus last year.


Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales improved to 34% for the six months ended December 29, 1996, up from 33% for the first half of last year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively fixed manufacturing overhead cost structure and targeted cost reduction programs.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 9% to $7,516,000 from $6,882,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in China and Brazil (these were established after the first half of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 18%, up slightly from last year's level of 17%.

Research  and development expenses were $1,225,000 compared to last year's level
of $1,116,000.   This level of spending, at approximately  3% of total revenues, is consistent with recent, as well as planned levels of research and development spending.

Other (Income) Expense
----------------------

The Company had net other income of $132,000 for the six months ended December 29, 1996 compared to $30,000 of net other expense in the year-earlier period. Included in the current period is $95,000 of income related to a fire insurance claim.

Interest Income (Expense)
-------------------------

The Company had net interest income of $18,000 for the six months ended December 29, 1996 compared to net interest expense of $236,000 for the same period last year. This change resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.

Liquidity and Capital Resources
-------------------------------

During the six months ended December 29, 1996, the Company generated $3,968,000 of cash from operations up from $2,946,000 in the same period of the prior year. During the period, the Company invested $1,492,000 in property, plant and equipment additions, repaid $2,447,000 of long-term debt and used $1,450,000 to purchase the Company's Common Stock under its share repurchase program. The Company also received $1,843,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $31,025,000 from $28,292,000 at the end of fiscal 1996. As of December 29, 1996, the Company had $20.0 million of credit available under its domestic and international borrowing facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during fiscal 1997 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.


Forward-Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, the timely introduction of new products and the market acceptance of those products, and the impact of changes in currency exchange rates on sales and margins. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 in the section titled "Forward-Looking Statements". The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.


                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       On October 31, 1996, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following two proposals:

       (1) A proposal to elect six directors to hold office for a one-year term and until their respective successors have been duly qualified and elected.

       (2) A proposal to ratify the appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending June 30, 1997.

       Results with respect to the voting on each of the above proposals were as follows:

       Proposal 1:
       -----------

       Directors                   For                 Withhold Authority
       ---------                 --------       ------------------------------


       Paul M. Cook              6,638,976                  3,901
       Warren C. Cook            6,638,976                  3,901
       Robert E. McGill III      6,638,976                  3,901
       James E. McGrath          6,638,976                  3,901
       Duane C. Montopoli        6,638,976                  3,901
       Nicholas Pappas           6,638,976                  3,901



       Proposal 2:
       -----------

       6,637,412      Votes For
           3,015      Votes Against
           2,450      Abstentions


ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     6(a)   Exhibits
            --------
                    10(b)(11) $20,000,000 Credit Agreement by
                    and between Chemfab Corporation as borrower and The First National Bank of Boston and the
                    Bank of Ireland as lenders.

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


Date: February 11, 1997