Form 10-Q
period 1997-03-30
CHEMFAB CORP
filed 1997-05-14
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 30, 1997

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


                 Class                            Outstanding at May 2, 1997
     Common Stock, $ .10 par value                      8,015,699 shares


                              CHEMFAB CORPORATION
                                     INDEX


                                                              Page No.
                                                              ---------
Part I - Financial Information:

    Item 1 -  Financial Statements
              --------------------

              Consolidated Balance Sheets at March 30,         3 -  4
              1997 and June 30, 1996.

              Consolidated Statements of Income for              5
              the Three Months and Nine Months Ended
              March 30, 1997 and March 31, 1996.

              Consolidated Statements of Cash Flows              6
              for the Nine Months Ended March 30, 1997 and March 31, 1996.

              Notes to Consolidated Financial Statements       7 -   8

    Item 2 -  Management's Discussion and Analysis of          8 -  12
              ---------------------------------------
              Financial Condition and Results of Operations
              ---------------------------------------------

Part II - Other Information:

    Item 6(a) - Exhibits                                        12
                --------

    Item 6(b) - Reports on Form 8-K                             12
                -------------------

    Signatures                                                  13




            PART I - FINANCIAL INFORMATION


                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS


                                                Mar. 30           June 30,
                                                 1997              1996
                                              -----------      ------------
                                              (Unaudited)
Current assets:
  Cash and cash equivalents                $   8,287,000     $   5,017,000
  Receivables:
     Trade                                    17,097,000        17,797,000
     Other                                        11,000           185,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts          1,313,000           886,000
  Inventories                                 15,837,000        13,622,000
  Prepaid expenses, and other                  1,946,000         1,246,000
  Deferred tax assets                            736,000           795,000
                                              ----------        ----------
  Total current assets                        45,227,000        39,548,000


  Property, plant and equipment at cost       42,729,000        40,013,000
     Less accumulated depreciation
       and amortization                       21,825,000        19,473,000
                                              ----------        ----------
  Net property, plant and equipment           20,904,000        20,540,000

  Goodwill, net                               10,809,000        11,084,000
  Other assets                                 2,796,000         2,490,000
                                              ----------        ----------
Total assets                               $  79,736,000     $  73,662,000
                                              ==========        ==========


See accompanying Notes to Consolidated Financial Statements




                 CHEMFAB CORPORATION
             CONSOLIDATED BALANCE SHEETS


                                                Mar. 30         June 30,
                                                  1997            1996
                                              -----------     ------------
                                              (Unaudited)

Current liabilities:
  Accounts payable and accrued
     expenses                              $   9,946,000   $   9,502,000
  Accrued income taxes                         2,151,000       1,441,000
  Billings in excess of costs and
     estimated earnings on
     uncompleted contracts                       152,000         313,000
                                              ----------      ----------
  Total current liabilities                   12,249,000      11,256,000


  Long - term debt                                 -           2,377,000
  Deferred tax liabilities                     1,548,000       1,524,000

  Shareholders' equity:
  Preferred stock, par value $.50:
     authorized - 1,000,000 shares,
     none issued                                   -               -
  Common stock, par value $.10:
     authorized - 15,000,000 shares;
     issued - 8,483,715 at Mar. 30, 1997
     and 8,085,607 at June 30, 199               848,000         809,000
  Additional paid-in capital                  22,320,000      18,314,000
  Retained earnings                           47,142,000      40,998,000
  Treasury stock, at cost,
     (352,529 shares at Mar. 30, 1997
     and 95,938 at June 30,1996)              (4,597,000)       (943,000)
  Foreign currency translation
     adjustment                                  226,000        (673,000)
                                              ----------      ----------
  Total shareholders' equity                  65,939,000      58,505,000
                                              ----------      ----------
Total liabilities and shareholders'        $  79,736,000   $  73,662,000
                                              ==========      ==========


See accompanying Notes to Consolidated Financial Statements


                                  CHEMFAB CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                         Three Months Ended                Nine Months Ended
                                      ------------------------          -----------------------
                                    Mar. 30, 1997   Mar. 31, 1996     Mar. 30, 1997   Mar. 31, 1996
                                    -------------   -------------     -------------   -------------

Net sales                           $ 23,446,000    $  21,814,000     $ 65,511,000    $  61,165,000
Cost of sales                         15,570,000       14,477,000       43,430,000       40,987,000
                                      -----------      -----------      -----------       ----------
Gross profit                           7,876,000        7,337,000       22,081,000       20,178,000
Selling, general and
  administrative expenses              3,948,000        3,638,000       11,464,000       10,520,000
Research and development expenses        639,000          614,000        1,864,000        1,730,000
Other (income) expense, net              (36,000)         (15,000)        (168,000)          15,000
Interest expense                           4,000          229,000           86,000          568,000
Interest income                          (74,000)         (34,000)        (174,000)        (137,000)
                                      -----------      -----------      -----------      -----------
Income before income taxes             3,395,000        2,905,000        9,009,000        7,482,000

Provision for income taxes             1,076,000          892,000        2,865,000        2,289,000
                                      -----------      -----------      -----------      -----------
Net income                          $  2,319,000    $   2,013,000     $  6,144,000    $   5,193,000
                                      ===========      ===========      ===========      ===========
Weighted average common and
 common equivalent shares              8,338,000        8,250,000        8,280,000        8,191,000
                                      ===========      ===========      ===========      ===========
Earnings per common share                  $0.28            $0.24            $0.74            $0.63
                                           =====            =====            =====            =====


See accompanying Notes to Consolidated Financial Statements



                 CHEMFAB CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)


                                                         Nine Months Ended
                                                         -----------------
                                                   Mar. 30, 1997   Mar. 31, 1996
                                                   -----------------------------

Cash flows from operating activities:
  Net income                                       $  6,144,000    $  5,193,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   3,230,000       2,818,000
      Change in assets and liabilities:
        Receivables                                   1,197,000      (1,956,000)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts,net     (588,000)        (16,000)
        Inventories                                  (1,988,000)     (1,279,000)
        Prepaid expenses and other                     (690,000)       (197,000)
        Other assets                                   (487,000)       (345,000)
        Accounts payable and accrued expenses           264,000       1,645,000
        Accrued income taxes                            630,000        (708,000)
        Deferred tax assets and liabilities              83,000         (94,000)
                                                    -----------     ------------
        Total adjustments                             1,651,000        (132,000)
                                                    -----------     ------------

        Net cash provided by operating activities     7,795,000       5,061,000

  Cash flows from investing activities:
    Capital expenditures (net)                       (2,451,000)     (2,106,000)
                                                    ------------    ------------
      Net cash used in investing activities          (2,451,000)     (2,106,000)

  Cash flows from financing activities:
    Proceeds from exercise of stock options           4,046,000       1,013,000
    Repayment of long-term debt                      (2,447,000)     (3,513,000)
    Purchase of treasury shares                      (3,655,000)              0
                                                    ------------    ------------
      Net cash used in financing activities          (2,056,000)     (2,500,000)

  Effect of exchange rate changes on cash               (18,000)        (50,000)
                                                    ------------    ------------
  Net increase in cash and cash equivalents           3,270,000         405,000

  Cash and cash equivalents at beginning of year      5,017,000       3,780,000
                                                    -----------     -----------
Cash and cash equivalents at end of period          $ 8,287,000     $ 4,185,000
                                                    ===========     ===========

Interest paid                                       $   106,000     $   602,000
Income taxes paid                                   $ 1,168,000     $ 2,560,000


See accompanying Notes to Consolidated Financial Statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 30, 1997 and June 30, 1996 and the consolidated statements of income for the three months and nine months ended March 30, 1997 and March 31, 1996 and the consolidated statements of cash flows for the nine months ended March 30, 1997 and March 31, 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1996 (file no. 0-12948).


Note 2   Inventories consist of the following:

                            March 30, 1997           June 30, 1996
                           ---------------           -------------

         Finished Goods       $ 5,516,000               $5,112,000
         Work in Process        6,650,000                4,602,000
         Raw Materials          3,671,000                3,908,000
                             ------------             ------------
                              $15,837,000              $13,622,000
                              ============             ============


Note 3 In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize certain investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of #410,000 Irish pounds (U.S. $646,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amount due.

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

Note 4 On October 4, 1996, the Company entered into a new three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four year term loan with a five year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under the facility is at LIBOR plus 1%, and the Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line. The Company has terminated its previously existing revolving credit agreement.


ITEM 2   Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
         and Results of Operations
          -------------------------

Three Months Ended March 30, 1997
---------------------------------

Net Sales
---------

The Company's consolidated net sales for the three months ended March 30, 1997, the third quarter of fiscal 1997, increased 7% to $23,446,000 from $21,814,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 13% over the year earlier period, but were offset, in part, by an expected decline in shipments of architectural products. Measured in constant foreign currency translation rates, the consolidated sales increase would have been 5%.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 19% to $11,737,000 from $9,890,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's food processing, lab test/healthcare, protective systems and general distribution markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 5% to $7,691,000 from $7,332,000 for the same quarter last year. This increase resulted entirely from the effects of translating sales recorded in British Pounds Sterling, the Company's functional currency in Europe, into U.S. Dollars at a higher exchange rate this year than applied last year as a result of the Pound having increased in value relative to the U.S. Dollar. Conversely, sales transacted in other European currencies (i.e., other than in British Pounds) were adversely affected upon conversion into Pounds for the same underlying reason (i.e., the Pound also increased in value this year versus last year relative to other European currencies and this resulted in comparatively lower exchange rates applying to such sales upon conversion into British Pounds). Had currency exchange rates within Europe remained unchanged from the prior year, European Business Group sales for the quarter, prior to translation into U.S. Dollars, would have increased approximately 6% over the same quarter a year ago. Since the British Pound is expected to remain generally strong relative to mainland Europe currencies for some time to come, management has taken several steps designed to mitigate, to the extent possible, the adverse effect on European Business Group margins and profits. Management initiated these steps during the third quarter and their full effect should be felt beginning with the fourth quarter of the current fiscal year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 18% to $1,483,000 from $1,258,000 for the same quarter last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of this business group approximately 18 months ago. Sales from the Company's newly established China subsidiary, which were not significant during the quarter, are expected to increase gradually as customers are identified and developed. Revenue growth in the Asia Pacific region for the fourth quarter is expected to remain strong.

Architectural Product sales decreased 24% to $2,535,000 from $3,334,000 for the same quarter last year. This decrease in revenues was expected and was the result of a lower number of sizable projects underway to-date this year versus last year. For the fourth quarter of the current fiscal year, architectural product sales are expected to be relatively strong especially in relationship to comparable sales for the same quarter in the prior year.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales were 34% for the quarter, the same as the third quarter of last year. The Company maintained its gross margin percentage despite considerable margin pressures in Europe due to the stronger British Pound previously discussed.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 9% to $3,948,000 from $3,638,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Brazil, China and Japan, as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, the same as the third quarter of last year.

Research and development expenses were $639,000 compared to last year's level of $614,000. This level of spending, at approximately 3% of total revenues, is consistent with recent as well as planned levels of research and development spending.

Interest Income (Expense)
-------------------------

The Company had net interest income of $70,000 for the quarter compared to net interest expense of $195,000 for the same quarter last year. This change resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.


Nine Months Ended March 30, 1997
--------------------------------

Net Sales
---------

The Company's consolidated net sales for the nine months ended March 30, 1997, increased 7% to $65,511,000 from $61,165,000 in the same period last year. Shipments of the Company's engineered products worldwide increased 13% over the year earlier period but were offset, in part, by a decline in shipments of architectural products. Measured in constant currency translation rates, the consolidated sales increase would have been 6%.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 19% to $33,379,000 from $28,090,000 for the same period last year. This sales increase was broad-based and extended to all of the major market categories serviced by this business.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 8% to $21,196,000 from $19,561,000 in the same period last year. Measured in constant currency translation rates, this increase would have been 5%. This increase in revenues resulted principally from strength in the Company's lab test/healthcare, energy/environment and general distributor markets.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 15% to $4,202,000 from $3,668,000 in the same period last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of this business group approximately eighteen months ago. Sales from the Company's newly established China subsidiary were not significant during the first nine months of fiscal 1997.

Architectural Product sales decreased 32% to $6,734,000 from $9,846,000 in the same period last year. This decrease in revenues was expected and was the result of a lower number of sizable projects underway to-date this year versus last year.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales improved to 34% for the nine months ended March 30, 1997, up from 33% for the same period last year. The improvement is principally attributable to the leveraging effect of increased revenues on a relatively fixed manufacturing overhead cost structure and targeted cost reduction programs.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 9% to $11,464,000 from $10,520,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in China, Brazil and Japan (these were established after the first half of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, the same as last year.

Research and development expenses were $1,864,000 compared to last year's level of $1,730,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned levels of research and development spending.

Other (Income) Expense
----------------------
The Company had net other income of $168,000 for the nine months ended March 30, 1997 compared to $15,000 of net other expense in the year-earlier period. Included in the current period is $95,000 of income related to a fire insurance claim and the remainder consists principally of net gains related to foreign currency hedging activities.

Interest Income (Expense)
-------------------------

The Company had net interest income of $88,000 for the nine months ended March 30, 1997 compared to net interest expense of $431,000 for the same period last year. This change resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.

Liquidity and Capital Resources
-------------------------------

During the nine months ended March 30, 1997, the Company generated $7,795,000 of cash from operations up from $5,061,000 in the same period of the prior year. During the period, the Company invested $2,451,000 in property, plant and equipment additions, repaid $2,447,000 of long-term debt and used $3,655,000 to purchase the Company's Common Stock under its share repurchase program. The Company also received $4,046,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $32,978,000 from $28,292,000 at the end of fiscal 1996. As of March 30, 1997, the Company had $20.0 million of credit available
under its domestic and international borrowing facilities.    Management
believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during fiscal 1998 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

Owens Corning Product Development Agreement
-------------------------------------------

Effective March 28, 1997, the Company entered an agreement with Owens Corning aimed at the development, by Owens Corning, of a new continuous filament fiberglass yarn for use as a reinforcing fiber in the Company's polymer composite products. A principal objective of this collaborative effort is to replace a specialty fiberglass yarn (Beta (R) fiberglass yarn) currently being supplied by Owens Corning with a new glass fiber that offers improved cost/performance to the Company and that benefits Owens Corning in the form of enhanced production efficiencies.

Owens Corning is currently the Company's sole supplier of Beta fiberglass yarn for use as the reinforcing fiber in structural membrane products, which constitute a significant product area for the Company. On March 31, 1997, Owens Corning informed the Company of its intent to cease supplying Beta fiberglass yarn effective March 31, 1999. Over the remaining two year supply period, this development effort is intended to result in the qualification and commercialization of a new fiberglass yarn to replace Beta yarn in the Company's products. The Company will also use this remaining supply period to inquire about, and possibly contract for, alternative sources of supply of Beta-type fiberglass yarn. At the present time, management is optimistic that this development program will be successful and/or that the Company will be able, if and as necessary after the remaining two year supply period, to obtain from other sources adequate quantities of Beta-type yarn at reasonable prices.

Forward-Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection with such statements, investors are cautioned that actual performance and results may differ materially from that projected or suggested due to certain risks and uncertainties including, without limitation, the impact of changes in currency exchange rates on sales and margins. Investors are also cautioned that there can be no assurance the Owens Corning product development program will be successful or that the Company will be able, if necessary, to obtain from other sources adequate quantities of Beta-type yarn at reasonable prices. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the management's judgement as of the date of this filing and the Company cautions readers not to place undue reliance on such statements.


                          PART II - OTHER INFORMATION
                          ---------------------------


          6(a)                  Exhibits
                                --------
                                None.

          6(b)                  Reports on Form 8-K
                                -------------------
                                 None.


(R) Beta is a registered trademark of Owens Corning


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


                    CHEMFAB CORPORATION
                   -------------------
                    (Registrant)




                    By:/S/ Duane C. Montopoli
                      ------------------------------------------
                       Duane C. Montopoli
                       President and Chief Executive Officer


                    By:/S/Moosa E. Moosa
                       ------------------------------------------
                       Moosa E. Moosa
                       Vice President - Finance and Administration
                       (Principal Financial Officer)


                    By:/S/ Laurence E. Richard
                       -----------------------
                       Laurence E. Richard
                       Controller
                       (Principal Accounting Officer)


Date: May 13, 1997