Form 10-K
period 1997-06-30
CHEMFAB CORP
filed 1997-09-19
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended June 30, 1997         Commission File No. 0-12948

                                CHEMFAB CORPORATION
            (Exact name of registrant as specified in its charter)


                    DELAWARE                                03-0221503
          (State or other jurisdiction of                   (IRS Employer
            incorporation or organization)                  Identification No.)

            701 DANIEL WEBSTER HIGHWAY
                   P.O. BOX 1137
            MERRIMACK, NEW HAMPSHIRE                            03054
       (Address of principal executive offices)               (Zip Code)

                              AREA CODE (603) 424-9000
                           (Registrant's telephone number)


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

                               Yes    X    No
                                  --------     --------


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

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant at August 11, 1997 was approximately $158 million. 7,998,537 shares of the Registrant's common stock, $.10 par value, were outstanding on August 11, 1997.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1997 Annual Meeting of Shareholders of the Registrant to be held on October 30, 1997. Certain information therein is incorporated by reference into Part III hereof.

                                    PART I

ITEM 1   BUSINESS

      CHEMFAB CORPORATION, together with its consolidated subsidiaries (hereinafter, the Company), is an international manufacturer and marketer of engineered products based on its expertise and technology in polymeric composite materials. Relative to alternative materials, the Company's polymer-based composite materials exhibit an outstanding range and combination of performance properties, including superior thermal, chemical, electrical and surface release properties, retention of flexibility-in-use, mechanical strength, and other performance properties tailored to the requirements of particular applications. The majority of the Company's composite materials are made by embedding woven glass fiber into a fluoropolymer resin matrix. The Company also produces and sells specialty fluoropolymer films and silicone-based products. Worldwide end-use applications for the Company's products are in electrical, environmental, food processing, architectural, aerospace, communications, laboratory test, protective systems, and other industrial markets. The Company operates in one business segment.

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

PRODUCTS

      The Company has two principal product groups: Engineered Products and Architectural Products. Sales of Engineered Products are reported separately for Americas Sourced sales and Europe Sourced sales (see "Comparative Sales by Product Group" on page 5) because they represent the activities of different marketing and manufacturing organizations within the Company; however, the products manufactured at each location are generally similar, and rely principally on the performance properties of the Company's fluoropolymer-containing composite materials, as described above and below, to create value-in-use. No Asia Pacific Sourced sales are reported because the manufactured materials which comprise products sold into the Far East are sourced, at present, from the Company's U.S. and European manufacturing plants and, as such, are reflected in those other categories.

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

      ENGINEERED PRODUCTS. Engineered Products, whether manufactured in the United States or Europe, consist of a broad range of polymer-based composite materials which are generally characterized by their exceptional ability to withstand high temperatures, corrosive chemicals and other harsh conditions, and by their excellent surface release properties. These products are generally used in industrial applications involving severe service environments, but some communications and protective systems products are sold to the U.S. Government and have their own unique performance properties. The majority of the Engineered Products sold by the Company are comprised of woven fiberglass or other high-strength fibrous reinforcements coated or laminated with formulations of polytetrafluoroethylene (PTFE) or other fluoropolymer resins. By designing variations in the reinforcements and the coatings, the Company has engineered many products with specific performance characteristics. The combination of fluoropolymer resins and reinforcing fibers provide the resultant composite materials with performance properties far surpassing those of the separate component materials contained therein.

      The Company's engineered products are sold into a number of specific markets and the polymer-based composite materials of which they are comprised are tailored accordingly to satisfy specific requirements of the product in-use. Selected examples of typical engineered products and their markets are described below:

    Energy/Environmental Market - The Company's DARLYN(R) Chemical Resistant Membrane is used for expansion joints at power generating stations and in chemical processing plants to provide extended life to flexible joints which are exposed to highly corrosive flue duct condensates and gases at varying temperatures. In addition, the Company manufactures a similar corrosion resistant composite which is fabricated into floating roof seals to retard evaporation from above-ground petroleum bulk storage tanks.

    Food Processing Market - The Company manufactures and sells a broad range of high temperature conveyor belts and grilling release sheets used in commercial cooking applications and quick service restaurants. These products rely on the excellent release properties of PTFE required by the food processing industry for use in high-temperature cooking.

    Communications Market - The Company manufactures planar electromagnetic windows, utilizing its RAYDEL(R) Microwave Transmissive Composite, for commercial microwave communications. It also designs and manufactures spherical radomes for radar and high frequency satellite communications which are sold primarily under government prime and subcontracts. These products rely on low signal loss over a wide range of frequencies, and outstanding hydrophobicity, which results in minimal signal loss even in adverse weather conditions.

     Lab Test/Biomedical Market - The Company manufactures a comprehensive product line of high performance elastomeric closures for use in gas and liquid chromatography, environmental testing and the packaging and storage of sterile biomedical culture media. The products, sold under the MICROSEP(R) and MICROLINK(R) trademarks, are based upon a combination of fluoropolymer and silicone elastomer processing technology. The performance of these products relies on the purity, inertness and physical integrity of fluoropolymer films, in combination with the elastomer properties of silicone, to create closures capable of containing the most sensitive chemicals and samples without risk of sample contamination or seal degradation.

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

      ARCHITECTURAL PRODUCTS. The Company has developed and markets a line of Architectural Products under the names SHEERFILL(R) Architectural Membrane, ULTRALUX (TM) Architectural Membrane and FABRASORB(R) Acoustical Membrane.
These products are made of PTFE coated fiberglass composite materials that are strong, translucent, fire resistant, self cleaning and long-lived. SHEERFILL(R) and ULTRALUX (TM) are typically used as primary structural components in roof systems and large skylights for athletic facilities, walkways, entrance canopies, convention centers and specialty events structures. The most visible and cost effective applications for these products are as roofing and skylighting systems covering large domed stadiums and transportation terminals. An example of such a roofing application is the main terminal building at the Denver International Airport. FABRASORB(R) is used inside such structures as a sound dampener and/or decorative liner.

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

      As part of the market development strategy described above, the Company has participated in two corporate joint ventures. In 1985, the Company formed a corporate joint venture, now named Birdair, Inc. (Birdair), to provide design/engineering, fabrication and installation support services related to permanent membrane structures. Effective March 27, 1992, the Company sold its 47.5% equity interest (and 50% voting interest) in this venture to Taiyo Kogyo Corporation (Taiyo), which owned the other 50% voting interest at that time. As part of the transaction, the Company and Taiyo entered into a 10-year supply agreement pursuant to which the Company continues to be Birdair's exclusive supplier of architectural membrane products for permanent fabric structure projects undertaken by Birdair throughout the world.

      Also in 1985, the Company, together with Nitto Denko Corporation (Nitto Denko) and Taiyo, formed a joint venture company in Japan, Nitto Chemfab Co., Ltd. (Nitto Chemfab), for the purpose of manufacturing and selling architectural and industrial products into the Japanese market. As a result of changes in economic conditions since the joint venture was established, and amendments to its governing agreements, Nitto Chemfab's business activities are now generally limited to promoting architectural membrane products in the Japanese market and providing related customer service and support. Nitto Chemfab is 39% owned by the Company, with the remainder owned 51% and 10% by Nitto Denko and Taiyo, respectively (see Note 13 of Notes to Consolidated Financial Statements).

SALES AND MARKETING

      The Company sells its Engineered Products primarily through direct sales efforts in the United States, supplemented by commissioned representatives and distributors as necessary in the United States and in the Far East. In Europe, the Company sells such products primarily through distributors in its major markets, except in the UK and Spain where it maintains its own direct sales force. Architectural Products are sold pursuant to supply agreements with Birdair, Taiyo, and a customer in Australia. The Company's sales and marketing personnel strive to understand their customers' businesses and respond to their specific applications' needs by drawing from the Company's materials, weaving, coating, film manufacturing, laminating, design engineering, fabricating and installation capabilities and technologies.


                      COMPARATIVE SALES BY PRODUCT GROUP

                                          1997     1996     1995     1994     1993
                                          ----     ----     ----     ----     ----
                                                     (in thousands)

Engineered Products - Americas Sourced   $48,978  $41,436  $38,962  $34,008  $31,868

Engineered Products - Europe Sourced      32,061   29,710   20,833   13,882   12,527

Architectural Products                     9,744   12,736    8,185    4,261    6,541
                                         -------  -------  -------  -------  -------
                                         $90,783  $83,882  $67,980  $52,151  $50,936
                                         =======  =======  =======  =======  =======


MAJOR PRODUCT SALES

      Sales of grilling release sheets and belting products used in the food processing industry accounted for 12%, 11% and 13% of the Company's fiscal 1997, 1996 and 1995 sales, respectively. Also see Note 12 of Notes to Consolidated Financial Statements.

MANUFACTURING

      The Company's manufacturing processes include the weaving of fibrous reinforcing materials, the application of formulated coatings to reinforcements, the production of multi-layer films, and the combination of such materials as multi-layer composites by lamination. The Company's manufacturing processes also include extrusion and precision calendering of silicone elastomers.

      Woven reinforcements are manufactured in widths up to fifteen feet, as well as in narrower formats of specialty design. The mechanical performance of coated or laminated composites is substantially a function of the uniformity and quality of such reinforcements. The Company's Merrimack, New Hampshire facility is believed to be uniquely adapted to the manufacture of such fibrous reinforcements at the high level of quality required for their use in structural composite materials.

      Coatings are produced from aqueous formulations of fluoropolymer resins in the Company's North Bennington, Vermont, Merrimack, New Hampshire, Kilrush, Ireland and Littleborough, England facilities, employing equipment and control systems substantially designed and installed by the Company.

      Specialty fluoropolymer films are produced at the Company's Merrimack, New Hampshire facility utilizing the Company's proprietary casting process and other related processes. Lamination of fluoropolymer-containing materials is performed in the Merrimack facility and in the Company's Kilrush, Ireland facility.

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

      Design/engineering and fabrication of end-use articles are primarily carried out at the Company's Merrimack, New Hampshire facility. Light fabrication of conveyor belts, food processing release sheets and other products is also performed at the Company's North Bennington, Vermont, Schaumburg, Illinois, Kilrush, Ireland, Littleborough, England, Valencia, Spain, Suzhou, China and Sao Paulo, Brazil facilities. The Company designs and builds substantially all of the jigs, fixtures, heat sealing machinery and other equipment required for fabrication.

RAW MATERIALS

      The primary raw materials used by the Company in its weaving, coating and film manufacturing operations are fiberglass yarns, commercially available woven fiberglass reinforcements, and fluoropolymers (principally PTFE). The fiberglass yarns are supplied principally by Owens Corning (OC) and PPG Industries, Inc. Alternative sources of supply are available for all the Company's key raw materials, except for Beta(R) fiberglass yarn (Beta) used in the manufacture of certain structural membrane products, which is supplied to the Company solely by OC. Beta(R) is a registered trademark of OC. For such Beta yarn, OC has agreed to give the Company at least two years advance notice prior to any discontinuance of production and supply (see below).

      In March 1997, OC informed the Company of its intent to cease supplying Beta to all of its customers and, more specifically, to the Company effective March 31, 1999 pursuant to the above-described two year notice requirement. Concurrently, the Company entered into an agreement with OC aimed at the development by OC, over the remaining Beta supply period, of a new continuous filament fiberglass yarn to replace Beta in those products wherein Beta has been utilized. A related objective of this collaborative effort is for such new glass fiber to also provide, relative to Beta, improved cost/performance for the benefit of the Company and enhanced production efficiencies for the benefit of OC. Based on development work conducted to date, management is optimistic that this development program will be successful. Nevertheless, over the remaining Beta supply period, the Company may inquire about, and attempt to contract for, alternative sources of supply of Beta-type fiberglass yarn.

      Subject to the foregoing, the Company believes that it maintains adequate inventories and close working relationships with its suppliers to provide for a continuous and adequate supply of raw materials for production. The Company has not experienced any serious interruptions in production due to a shortage of raw materials.

BACKLOG

      The Company's backlogs, comprised of firm orders or unfilled portions thereof, at the dates indicated were as follows:

                                                 At June 30,
                                --------------------------------------------
                                                (in thousands)

                                               1997          1996        1995
                                               ----          ----        ----

Engineered Products - Americas Sourced      $10,149      $  8,172    $  6,157

Engineered Products - Europe Sourced          2,993         3,117       2,880

Architectural Products                        1,670         2,192       3,794
                                            -------       -------     -------
                                            $14,812       $13,481     $12,831
                                            =======       =======     =======


      Included in the June 30, 1997 backlog is approximately $4,553,000 attributable to United States Government prime contracts and subcontracts. All United States Government contracts, whether funded or unfunded, can be terminated or curtailed at the convenience of the Government.

      The Company expects to recognize as revenue in fiscal 1998 virtually all of its June 30, 1997 backlog.

OTHER

      In addition to normal business risks, operations outside the United States are subject to other risks including: the political, economic and social environment; governmental laws and regulations; and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

      Fiscal 1997 expenditures for Company-sponsored research and development were $2,498,000, representing approximately 2.8% of consolidated net sales, an amount which management believes was sufficient to support continuing new product and process development. Comparable expenditures in 1996 and 1995 were $2,270,000 and $2,047,000, respectively, which represented approximately 3% of consolidated net sales in both years.

      During fiscal 1997, the Company's research efforts were devoted to the development of: next-generation composite wire insulation products to serve the airframe wiring market; new PTFE/elastomer laminates for the laboratory-test and bio-medical care markets; and high light-transmission architectural membrane products for the construction industry. A significant effort was also initiated in fiscal 1997 directed at developing fluoroelastomer products targeted at fluid-handling and sealing applications in the electronic and automotive markets. Resources were also committed to improvements in pressure sensitive adhesive tapes for the packaging industry and in laminates and belting products for food processing applications.

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

      The majority of the Company's engineered products are comprised of the Company's fluoropolymer-containing composite materials and specialty fluoropolymer films. These materials are manufactured through the application of a number of different production processes, including custom fiber reinforcement weaving, fluoropolymer coating, fluoropolymer film casting, and fluoropolymer film lamination. In the area of fluoropolymer coated composites, the Company has three major and several smaller competitors worldwide in a relatively mature marketplace. The Company believes that it is the market leader in both the United States and Europe in the majority of product lines based on this production methodology. The Company's multi-layer fluoropolymer films and products made from fluoropolymer film laminates are based on proprietary technologies and, accordingly, there is no significant competition worldwide which utilizes the same process technologies. These products do, however, compete with other valued products comprised of similar and dissimilar materials.

      In the area of high performance elastomeric closures, the Company has four major and several smaller competitors worldwide.

      None of the Company's competitors have the same breadth of offering in these specialty niches, and the Company believes it is the global leader in the principal markets where it competes. The Company's fluoropolymer-containing composite materials are also fabricated into end-use products. The Company believes that these fabricated articles, which include chemical protective suits, spherical radomes, and military shelters, compete favorably against products manufactured from other materials.

      The Company believes that its architectural membrane products, which are sold through supply agreements with Birdair, Taiyo, and a customer in Australia, have a worldwide leadership position in the market for permanent membrane structures. The Company believes its leadership position in this field is the result of its expertise in wide-width weaving and coating, coupled with the expertise of its customers in the design/engineering and installation of permanent membrane structures. SHEERFILL(R) Architectural Membrane and ULTRALUX
(TM) Architectural Membrane products compete with alternative construction materials, and with permanent architectural membrane materials manufactured by other companies.

PATENTS AND TRADEMARKS

      The Company holds numerous patents covering manufacturing processes and product compositions. In addition, the Company has several patent applications on file, including applications related to specific end-uses for its products.

      Additionally, a notice of allowance was received for two patents in fiscal 1997. The first, from the United States Patent Office, related to the use of a fluoropolymer-based composite for use in air-distribution systems. The second, from the European Patent Office, related to the use of a fluoropolymer-based laminate in structural applications. During fiscal year 1997, the Company also filed a patent application in the U.S. and Japan for a high light-transmission architectural membrane product and is in the process of filing in Europe. In addition, a trademark application for ULTRALUX (TM) Architectural Membrane has been filed for use with this product. These high light-transmission architectural membranes are expected to serve markets in sports arena and stadium applications.

      U.S. patents and trademarks, and their foreign counterparts, are key elements in the Company's strategy to maintain and extend its competitive position in its markets. The Company also relies on trade secrets and proprietary know-how in the design and manufacture of its products, and may license some of those trade secrets and proprietary know-how to others for certain new products and applications.

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

EMPLOYEES

      At June 30, 1997, the Company had 584 full-time employees.

ITEM 2   PROPERTIES

      The sales, marketing, administrative, research and development, manufacturing and distribution facilities used by the Company and its subsidiaries are located in four different states within the U.S., and in Ireland, England, Spain, Japan, Brazil and China. The Company owns an aggregate of approximately 302,000 square feet of facilities, and leases approximately 149,000 square feet of additional space.

      In December 1993, the Company purchased, for approximately $5.3 million in cash, its Merrimack, New Hampshire headquarters site. The property, which previously had been occupied under lease, consists of a 170,000 square foot building and 21 acres of land. At the time of the purchase, the Company also acquired a 10-year right to purchase an additional 32 acres of adjacent undeveloped land.

      In the opinion of the Company, its properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to conduct its business at present levels. A summary of the square footage of floor space currently being utilized at the Company's facilities at June 30, 1997 is as follows:
                                          NO.  OF
            PRIMARY USE                   LOCATIONS     OWNED         LEASED(1)

Manufacturing and engineering                9          245,000       122,000

Research and development,                   11(2)        57,000        27,000
sales and administrative
office facilities

            (1)  The lease in the Republic of Ireland is a tenant-at-
              will lease; leases in Japan expire in 1997, Spain in 1997, Vermont in 1997, Brazil in 1998, Illinois in 1998, China in 1999, New York in 1999, and England in 2000. Leased space in these locations is primarily used for storage and/or sales and administrative functions. Principal manufacturing facilities in New Hampshire, Vermont and Ireland are owned by the Company.

            (2)  Of the Company's eleven research and development,
              sales and administrative office facilities, nine are located together with manufacturing and engineering facilities.

ITEM 3 LEGAL PROCEEDINGS

      In March 1991, the United States Environmental Protection Agency ("EPA") informed the Company it was one of a number of Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and related laws concerning the disposal of hazardous waste at the Bennington Landfill Superfund Site in Bennington, Vermont (the "Site"). Under these statutes, PRPs may be jointly and severally liable for the cost of study and remediation actions at the Site and for other damages. While denying liability, the Company has worked with the approximately twelve (12) other Site PRPs to respond to the EPA's claim.

      In April 1997, the EPA and the United States Department of Justice ("DOJ") issued a Consent Decree to resolve Site-related claims against the Company and the other PRPs. Under terms of the Consent Decree, the Company is a "de minimis" party, eligible for settlement under section 122 (g) of CERCLA, and entitled to statutory contribution protection. The Company's contribution to the settlement is set at $180,000, of which the Company's insurance carriers have agreed to pay $120,000. The Company executed the Consent Decree on April 10, 1997. Signatures from the necessary government officials have been obtained by the EPA and the DOJ and the Consent Decree was filed with the United States District Court for the District of Vermont on July 2, 1997. Assuming no objections to the Consent Decree are filed, it is anticipated the United States District Court will give final approval to the Consent Decree by the end of calendar year 1997.

      Upon approval of the Consent Decree by the Court, the Company will have 30 days to make its settlement payment. The Consent Decree provides for the Company, upon payment of the settlement amount, to receive final convenants from Federal and State Governments prohibiting those entities from taking further civil or administrative action against the Company related to the Site, subject to standard statutory reopeners. The Company is not aware of any other pending or threatened claims or administrative actions involving the Site, and believes that any such claims or actions would be unlikely.

      The Company is involved in a number of other lawsuits as either a defendant or a plaintiff. Although the outcome of such matters cannot be predicted with certainty, and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A   OFFICERS OF THE COMPANY

      The name, age, positions, and offices held with the Company, and principal occupations and employment during the past five years of each of the Officers of the Company, are as follows:

      NAME                      AGE                 POSITION OR OFFICE HELD

Duane C. Montopoli              48          President, Chief Executive Officer
                                               and Director

John W. Verbicky                45          Executive Vice President and Chief
                                               Operating Officer

Michael P. Cushman              44          Vice President - Americas Business
                                               Group

Moosa E. Moosa                  40          Vice President - Finance, Treasurer,
                                              and Chief Financial Officer

Thomas C. Platt III             42          Vice President - General Counsel and
                                               Administration and Secretary

Charles Tilgner III             62          Vice President and Director of U.S.
                                              Operations and Engineering

Hilary A. Arwine                37          Corporate Controller

      Duane C. Montopoli was elected President and Chief Executive Officer in January 1987; he had been serving as interim President since June 1986. He joined the Company as Chief Financial Officer in February 1986. Until January 1990, he was also a partner in Oak Grove Ventures, Menlo Park, California, which he joined in December 1983. Prior to that time, Mr. Montopoli was employed by Arthur Young & Company (now Ernst & Young LLP) where he was a general partner from October 1982 through December 1983. On August 7, 1997, the Company announced that Mr. Montopoli had informed its Board of Directors of his intention to terminate his employment with the Company effective on or about December 31, 1997, while thereafter remaining a director of the Company. John
W. Verbicky has been named to succeed Mr. Montopoli as the Company's President and Chief Executive Officer (see below).

      John W. Verbicky Ph.D. joined the Company in January 1993 as Vice President - Research & Development. In April 1994, Dr. Verbicky assumed the position of Vice President - U.S. Business Group, and in March 1996 he was promoted to the position of Executive Vice President and Chief Operating Officer. From November 1990 until the commencement of his employment with the Company, Dr. Verbicky was employed by General Electric (GE) as manager of the Environmental Technology Laboratory at GE's Research and Development Center. He previously served as manager of the Chemical Synthesis Laboratory after joining GE in 1979. In this role, he led a series of research and development teams focused on product and process development efforts in the area of engineering thermoplastics and composites supporting the GE Plastics and Silicones businesses. Concurrent with the announcement of Mr. Montopoli's intention to terminate his employment with the Company effective on or about December 31, 1997 (see above), the Board of Directors named Dr. Verbicky to succeed Mr. Montopoli as the Company's President and Chief Executive Officer at that time.

      Michael P. Cushman joined the Company in February 1978 as Customer Service Coordinator. He served in various product and sales management functions and became Director of the European Business Group in June 1984. In July 1991, he was named Director of the Asia Pacific Business Group. He assumed leadership of the Americas Business Group as General Manager in March 1996, and was named Vice President - Americas Business Group effective July 1997.

      Moosa E. Moosa joined the Company as Vice President - Finance, Treasurer and Chief Financial Officer in July 1996. Prior to joining the Company, Mr. Moosa was employed by Freudenberg Nonwovens LP as Vice President of Finance & Chief Financial Officer since 1992. Prior to that time, he worked for KPMG Peat Marwick, an international public accounting firm, since 1980.

      Thomas C. Platt III joined the Company in July 1997 as Vice President - General Counsel and Administration and Secretary. Prior to joining the Company, Mr. Platt was a senior level Director and Shareholder at the law firm of Orr & Reno, P.A. in Concord, New Hampshire. He had worked for Orr & Reno since his graduation from law school in 1980. Mr. Platt and his firm have served as outside legal counsel to the Company on many business matters over the past 10 years, particularly in the areas of the architectural products business and real estate and employment matters.

      Charles Tilgner III joined the Company in January 1978 as the Company's Manager of Engineering. In January 1984 he was named Site Manager, Buffalo Operations. In May 1985, Mr. Tilgner became Director of Technical Operations. He was named Vice President - Manufacturing in October 1986, and became Vice President - Engineering in September 1990. In September 1994, while retaining his office of Vice President, he was named Director of U.S. Operations and Engineering.

      Hilary A. Arwine joined the Company in June 1996 as Controller of the Merrimack manufacturing facility. In June 1997, she was promoted to the position of Corporate Controller. Prior to joining the Company, Ms. Arwine was Vice President, Finance and Administration at Saphikon Inc. where she had held positions of increasing responsibility since 1989. Prior to 1989, she held various finance positions at Hollis Engineering and New Hampshire Ball Bearing, Inc.

      All Officers are elected annually to serve at the discretion of the Board of Directors.

                                   PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Until March 10, 1997, the common stock of the Company was traded on the Nasdaq National Market under the symbol "CMFB". Effective March 11, 1997, the Company moved its listing to the New York Stock Exchange.

      The common stock of the Company is now traded on the New York Stock Exchange under the symbol "CFA". The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported by the New York Stock Exchange or the Nasdaq National Market, as applicable. These figures have been adjusted to reflect the Company's three for two stock split in February 1996.

                                   Fiscal year ended     Fiscal year ended
                                   -----------------     -----------------
                                    June 30, 1997         June 30, 1996
                                    -------------         -------------
                                    High     Low           High     Low
                                    ----     ---           ----     ---
            First quarter           14 1/2   12 1/4        13 1/3   10 2/3
            Second quarter          15 1/4   12 3/4        14 1/3   12
            Third quarter           18 1/2   13            14 1/3   12
            Fourth quarter          21 3/8   16 3/8        14 3/4   11 1/2

      As of August 11, 1997, the number of record holders of the Company's stock was 470. At the present time, the Company intends to follow a policy of not paying any dividends and retaining all earnings to finance the development and growth of the business.


ITEM 6 SELECTED FINANCIAL DATA
       (in thousands except per share data)

                                        For the year ended June 30,
                          ----------------------------------------------------
                             1997       1996   1995 (1)       1994        1993
                             ----       ----   --------       ----        ----
Net sales                 $90,783    $83,882    $67,980    $52,151     $50,936

Gross profit               30,944     28,109     21,856     16,717      16,890

Other (income) expense       (213)        51       (111)      (251)       (282)

Income before income
  taxes                    13,300     11,154      7,480      5,218       4,632

Net income                $ 9,106    $ 7,714    $ 5,310    $ 3,895     $ 3,502

Number of shares and share
  equivalents used to compute
  earnings per share        8,278      8,199      7,991      7,926       7,875

Net income per share        $1.10      $0.94      $0.66      $0.49       $0.45

The Company has never paid a cash dividend.

(1) See also Note 2 of Notes to Consolidated Financial Statements.



ITEM 6   SELECTED FINANCIAL DATA (CONTINUED)
       (in thousands)

                                                    at June 30,
                          -----------------------------------------------------
                             1997       1996    1995 (1)      1994        1993
                             ----       ----    --------      ----        ----

Working capital           $33,226    $28,292    $25,501    $22,930     $25,970

Net property, plant and
  equipment                21,472     20,540     19,833     17,889      12,851

Total assets               80,565     73,662     70,619     53,794      48,669

Long-term debt
  including current portion   ---      2,377      8,132        ---         ---

Shareholders' equity       66,385     58,505     50,321     44,372      39,846

(1) See also Note 2 of Notes to Consolidated Financial Statements.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table indicates the percentage relationships of selected financial items included in the Consolidated Statements of Income for the three fiscal years ended June 30, 1997, 1996, and 1995, and the pertinent percentage changes in those items for the year.

                                 Percent of net sales             Increase from
                              for the years ended June 30,          prior year
                              ----------------------------        -------------
                                                                1997       1996
                                                                 vs.        vs.
                              1997         1996       1995      1996       1995
                              ----         ----       ----      ----       ----

Net sales                   100.0%       100.0%     100.0%      8.2%      23.4%

Gross profit                 34.1%        33.5%      32.2%     10.1%      28.6%

Income before
  income taxes               14.7%        13.3%      11.0%     19.2%      49.1%

Net income                   10.0%         9.2%       7.8%     18.0%      45.3%


                             1997 COMPARED TO 1996
SALES

     The Company's fiscal 1997 consolidated sales increased 8% to $90,783,000 from $83,882,000 in 1996. This revenue growth was the result of a 14% increase over the prior year in worldwide sales of industrial and fabricated products, net of a decline in shipments of architectural products relative to the preceding year. The growth in sales for the fiscal year was primarily volume-related.

     Engineered Products - Americas Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 18% to $48,978,000 from $41,436,000 in the prior year. This sales increase was broad-based, with sales of fabricated products and shipments to industrial distributors being particularly strong relative to the prior year.

     Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Middle East) increased 8% to $32,061,000 from $29,710,000 in the prior year. This increase in revenues resulted principally from greater sales into general distributor and pharmaceutical markets within Europe. During the fiscal year, the British Pound, which is the currency in which the Company's European sales are recorded, strengthened relative to mainland Europe currencies and relative to the U.S. Dollar. Although this adversely affected European sales made in those other currencies upon conversion into British Pounds, and beneficially affected European sales upon translation into U.S. Dollars, the net effect on reported sales for the year was immaterial.

     Architectural Product sales decreased 23% to $9,744,000 from $12,736,000 in fiscal 1996. This decrease in revenues was expected and was a consequence of a higher concentration of large construction contract awards to the Company's architectural product customers in fiscal 1996 as compared to fiscal 1997.

     For fiscal 1998, worldwide demand for industrial and fabricated products is expected to remain generally strong and architectural product sales are expected to be up over the levels achieved in fiscal 1997.

GROSS PROFIT MARGINS

     Gross profit margins as a percentage of net sales for fiscal 1997 increased to 34.1% from 33.5% in fiscal 1996. The improvement resulted principally from increased production efficiencies and targeted cost reduction programs.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES

     Selling, general and administrative expenses increased to $15,539,000 in fiscal 1997 from $14,157,000 in fiscal 1996. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in China, Brazil and Japan, as well as normal increases in salaries and other costs. The percentage of selling, general and administrative expenses to sales was 17%, unchanged from fiscal 1996.

     Research and development (R&D) expenses increased to $2,498,000 in fiscal 1997 from $2,270,000 in fiscal 1996. R&D expenses, as a percentage of revenues, were approximately 2.8% of sales in both years. At the present time, management believes that R&D spending in the range of 3% of sales will be generally adequate to support the Company's present new product and process development programs.

INTEREST (INCOME) EXPENSE AND OTHER INCOME

     In fiscal 1997, net interest income was $180,000 compared to net interest expense of $477,000 in fiscal 1996. This change resulted from the repayment of debt incurred to finance the Tygaflor business acquisition in England.

     Other income, net of other expense, was $213,000 in fiscal 1997 compared to $51,000 of other expense in fiscal 1996. Included in the current period is $115,000 of income related to a fire insurance claim and realized foreign exchange gains of $83,000. Other expense in fiscal 1996 included realized foreign exchange losses of $90,000.

INCOME TAXES

     In fiscal 1997, the Company recorded $4,194,000 of income tax expense as compared to $3,440,000 in 1996. The Company's effective tax rate for 1997 was 31.5% as compared to 30.8% in the prior year. The increase in the effective tax rate is due primarily to the increased proportion of income from U.S. and U.K. operations, as compared to income from operations in lower tax jurisdictions.

PROFITABILITY

     The Company earned net income before taxes of $13,300,000 for the year ended June 30, 1997 as compared to $11,154,000 in the prior year. This represents an increase in pre-tax income of 19% over the prior year on an 8.2% increase in revenues. Net income increased 18% to $9,106,000 or $1.10 per share for fiscal 1997 from $7,714,000 or $0.94 per share in 1996.


                            1996 COMPARED TO 1995

SALES

      The Company's fiscal 1996 consolidated net sales increased 23% to $83,882,000 from $67,980,000 in 1995. Revenues in fiscal 1996 included the sales of the Tygaflor business in England, which was acquired in February 1995. This growth was attributable to a strong market for the Company's architectural products, continued strength in the industrial products business in Europe and the U.S., and the full-year inclusion of Tygaflor sales compared to 4.5 months in fiscal 1995. Measured in constant foreign currency translation rates, fiscal 1996 net sales would have increased 25% over fiscal 1995. The growth in revenues was primarily volume-related.

      Engineered Products - Americas Sourced sales (which included all non-architectural product sales from the Company's U.S. manufacturing plants with principal geographic markets in the Americas and the Far East) increased 6% to $41,436,000 from $38,962,000 in the prior year. This growth was principally attributable to strength in the Company's government related and fabricated products business.

      Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants with principal geographic markets in Europe, Africa and the Middle East) increased 43% to $29,710,000 from $20,833,000 in the prior year. Without the impact of the Tygaflor business (acquired February 1995), it is estimated that this increase would have been approximately 14%. This increase in revenues was broad based and extended across most of the Company's products manufactured in Europe.

      Architectural Product sales increased 56% to $12,736,000 from $8,185,000 in fiscal 1995, due primarily to strong demand for the Company's products in the Far East.

GROSS PROFIT MARGINS

      Gross profit margins as a percentage of net sales for fiscal 1996 increased to 33.5% from 32.2% in fiscal 1995. Consolidated gross margins benefited from significantly increased production volumes without a corresponding percentage increase in fixed manufacturing overhead costs.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES

      Selling, general and administrative expenses increased to $14,157,000 in fiscal 1996 from $12,124,000 in fiscal 1995. This increase in spending was principally the result of added expenses relating to the full-year impact of owning the Tygaflor business versus the prior year, normal salary and wage increases, and increased performance-based compensation versus the prior year. The percentage of selling, general and administrative expenses to sales decreased to approximately 17% in fiscal 1996 from 18% in fiscal 1995.

      Research and development expenses increased to $2,270,000 in 1996 from $2,047,000 in 1995. R&D expenses, as a percentage of revenues, were approximately 2.7% versus 3% in fiscal 1996 and 1995.

INTEREST EXPENSE, EQUITY OPERATIONS AND OTHER INCOME

      In fiscal 1996, net interest expense was $477,000 compared to $95,000 in fiscal 1995. This change was caused by the full-year impact of the long-term debt incurred to acquire the Tygaflor business in England (See Notes 2 and 5 of Notes to Consolidated Financial Statements).

      Results of equity operations for fiscal 1995 were a loss of $221,000. For fiscal 1996, no amount was recorded since the Company's investment in this venture had been written down to zero as of the end of fiscal 1995.

      Other expense, net of other income, was $51,000 in fiscal 1996 compared to $111,000 of other income in fiscal 1995. Other expense in 1996 included realized foreign exchange losses of $90,000. Other income in fiscal 1995 included realized foreign exchange gains of $68,000.

INCOME TAXES

      In fiscal 1996, the Company recorded $3,440,000 of income tax expense as compared to $2,170,000 in 1995. The Company's effective tax rate for 1995 was 31% as compared to 29% in the prior year. The increase in the effective tax rate was due primarily to the increased proportion of income from U.S. and UK operations as compared to income from operations in lower tax jurisdictions.

PROFITABILITY

      The Company earned net income before taxes of $11,154,000 for the year ended June 30, 1996 as compared to $7,480,000 in the prior year. This represented an increase in pre-tax income of 49% over the prior year on a 23% increase in revenues. Net income increased 45% to $7,714,000 or $0.94 per share for fiscal 1996 from $5,310,000 or $0.66 per share in 1995.

                             EFFECTS OF INFLATION

      Inflation rates over the past three years have remained relatively low and as a result have not had a material impact on the financial results of the Company.

                       LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1997, the Company generated $11,954,000 of cash from operations and an additional $4,478,000 from the exercise of stock options. During this same period, the Company spent $3,860,000 for capital additions, repaid $2,447,000 of long-term debt and expended $7,064,000 for the acquisition of treasury shares (see Note 8 of Notes to Consolidated Financial Statements).

      Working capital increased to $33,226,000 at June 30, 1997 from $28,292,000 at June 30, 1996. Current assets increased from $39,548,000 in 1996 to $45,616,000 at June 30, 1997. Current liabilities increased to $12,390,000 at June 30, 1997 from $11,256,000 at June 30, 1996. The higher working capital levels were the result of higher levels of sales and profitability in fiscal 1997 as compared to fiscal 1996 and the establishment of new operations in China, Brazil and Japan.

      As of June 30, 1997, the Company had approximately $21,000,000 of additional credit available under its domestic and international borrowing facilities. Management believes that cash on hand, together with cash expected to be generated from operations and the credit facilities mentioned above, will be adequate to finance operations during fiscal 1998 and the foreseeable future and to deal with any liabilities or contingencies described in Note 14 of Notes to Consolidated Financial Statements.


                           FORWARD-LOOKING STATEMENTS

      Statements in this report that are not historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "assumes" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently uncertain and there are a number of important factors that could cause actual results to differ materially from those expressed or suggested in any forward-looking statement made by the Company. These factors include, but are not limited to:

     - The impact of changes in foreign currency exchange rates on sales, gross profit margins, expenses, and net income.

     - The level and timing of architectural product sales over the course of the fiscal year, considering the cyclical nature of demand for such products.

     - The level and timing of U.S. Government contract awards (either as prime contractor or as a sub-contractor) in particular for radome systems, and the completion (i.e., non- cancellation or curtailment) of such contracts after award.

     - The financial operating performance of the Company's recently established China, Japan and Brazil subsidiaries during their respective start-up phases.

     - The uninterrupted availability, at reasonable prices, of key raw materials used in the production of the Company's products including, without limitation, fluoropolymer resins and fiberglass yarns in various fiber diameters, especially Beta-type fiberglass yarn and/or its intended replacement fiber currently under development by OC (see
       Part I, Item 1, Raw Materials). There can be no assurance that the OC development program will be successful or that the Company will be able, if and as necessary after the remaining Beta supply period, to obtain from other sources adequate quantities of Beta-type yarn at reasonable prices.

     - The strength of industrial economies around the world, in particular the economies of the United States, Germany, England and Japan.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data listed in Item 14 in
Part IV on Page 21, are filed as part of this report.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 10  DIRECTORS AND OFFICERS OF THE REGISTRANT

      See the information under the captions "Nominees for Election As Directors" and "Information As To Directors and Nominees For Director" on pages 3 and 4, of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on October 30, 1997, which information is incorporated herein by reference. See also the information with respect to officers of the Company under Item 4a of Part I hereof.

ITEM 11  EXECUTIVE COMPENSATION

      See the information under the caption "Executive Compensation" beginning on page 7 of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the information under the captions "Principal Shareholders" and "Ownership of Equity Securities by Management" on pages 2 and 6 of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information under the caption "Certain Transactions" on page 14 of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.


                                   PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (a) LISTED BELOW ARE ALL OF THE DOCUMENTS FILED AS PART OF THE REPORT:  PAGE
                                                                          ----

       (1) FINANCIAL STATEMENTS OF CHEMFAB CORPORATION                      25
           Report of Ernst & Young LLP Independent Auditors

           Consolidated Balance Sheets at June 30, 1997 and 1996         26-27

           For the three years ended June 30, 1997, 1996 and 1995:
               Consolidated Statements of Income                            28
               Consolidated Statements of Shareholders' Equity              29
               Consolidated Statements of Cash Flows                        30

           Notes to Consolidated Financial Statements
               June 30, 1997, 1996 and 1995                              31-45

           Quarterly Financial Data (unaudited)                             46

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

     (3)  EXHIBITS

    3(a) Certificate of Incorporation of the Company filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

 3(a)(1) Certificate of Amendment to Certificate of Incorporation of the Company (effective November 6, 1991) filed as Exhibit 3(a)(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

    3(b) By-Laws of the Company filed as Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File No. 2-85949) filed November 10, 1983 is incorporated herein by reference.

    4(a)  Specimen Common Stock Certificate.

    4(b)  See Exhibit 3(a) above.

    4(c)  See Exhibit 3(b) above.

10(a)(1) The Company's 1986 Stock Option Plan filed as Exhibit 10(a)(1) to the Company's Annual Report on form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(a)(2) Forms of Stock Option Agreements under the Company's 1986 Stock Option Plan and for Non-Plan Options filed as Exhibit 10(a)(2) to the Company's Annual Report on form 10-K for the year ended June 30, 1996 are incorporated herein by reference.

10(a)(3) Employment Agreement with Mr. Duane C. Montopoli, dated May 29, 1992 and effective July 1, 1992, filed as Exhibit 10(a)(9) to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 is incorporated herein by reference.

10(a)(4) Letter Agreement with Mr. James C. Manocchi dated June 4, 1991 filed as Exhibit 10(a)(4) to the Company's Annual Report on form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(a)(5) Letter Agreement with Dr. John W. Verbicky dated October 15, 1992 and effective January 11, 1993 filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 is incorporated herein by reference.

10(a)(6) Second Amended and Restated Chemfab Corporation 1991 Stock Option Plan filed as Exhibit 10(a)(6) to the Company's Annual Report on form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

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

10(a)(11) Letter Agreement with Mr. Moosa E. Moosa dated June 25, 1996.

10(a)(12) Amendment No. 1 to Second Amended and Restated 1991 Stock Option
          Plan.

10(b)(1) Share Purchase Agreement, dated January 18, 1991, relating to Fluorocarbon Fabrication Limited.

10(b)(2) Supply Agreement, dated January 18, 1991, by and between Chemical Fabrics Europe and Aerovac Systems (Keighley) Limited filed as Exhibit 10(b)(2) to the Company's Annual Report on form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(b)(3) Purchase and Sale Agreement, relating to Birdair, Inc. dated as of March 27, 1992 between Taiyo Kogyo Corporation and the Company, filed as Exhibit 10(b)(13) to the Company's Annual Report on Form 10-K for the year ended June 30, 1992 is incorporated herein by reference.

10(b)(4) Asset Purchase Agreement between Chemfab Corporation, Chemfab U.K. Ltd., Courtaulds plc and Courtaulds Aerospace Limited dated February 13, 1995 filed as exhibit 10(b)(8) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 is incorporated herein by reference.

10(b)(5) Facilities Agreement between Chemfab Europe, Chemfab Holdings U.K. Ltd., Chemfab U.K. Ltd. and Bank of Ireland dated February 17, 1995 filed as exhibit 10(b)(9) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 is incorporated herein by reference.

10(b)(6) Consulting Agreement dated August 2, 1996 between Chemfab Corporation and Chemfab Director, Dr. Nicholas Pappas filed as Exhibit 10(b)(11) to the Company's Quarterly Report on form 10-Q for the quarter ending September 29, 1996 is incorporated herein by reference.

10(b)(7) $20,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders filed as Exhibit 6(a) to the Company's Quarterly Report on form 10-Q for the quarter ending December 29, 1996 is incorporated herein by reference.

10(b)(8) $1,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston.

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

                             CHEMFAB CORPORATION
                                 (Registrant)

                        By /s/ Duane C. Montopoli
                        ----------------------------------------------------
                        Duane C. Montopoli
                        President and Chief Executive Officer
                        -------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of September 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

      By /s/ Duane C. Montopoli
      -----------------------------------------------------------------------
      Duane C. Montopoli, President, Chief Executive Officer
      (principal executive officer) and Director

      By             *
      -------------------------------------------------------------------------
      Moosa E. Moosa, Vice President Finance, Treasurer and
      Chief Financial Officer (principal financial officer)

      By             *
      ------------------------------------------------------------------------
      Hilary A. Arwine, Corporate Controller (principal accounting officer)

      By             *
      ------------------------------------------------------------------------
      Paul M. Cook, Director

      By             *
      ------------------------------------------------------------------------
      Warren C. Cook, Director

      By             *
      ------------------------------------------------------------------------
      Robert E. McGill, III, Director

      By             *
      ------------------------------------------------------------------------
      James E. McGrath, Director

      By            *
      ------------------------------------------------------------------------
      Nicholas Pappas, Director

                        * By   /S/ Duane C. Montopoli
                         ----------------------------------------------------
                         Duane C. Montopoli, Attorney-In-Fact*

*By authority of powers of attorney filed herewith.


                             CHEMFAB CORPORATION


Index to Consolidated Financial Statements                                Page

Report of Ernst & Young LLP Independent Auditors                            25

Consolidated Balance Sheets                                              26-27

Consolidated Statements of Income                                           28

Consolidated Statements of Shareholders' Equity                             29

Consolidated Statements of Cash Flows                                       30

Notes to Consolidated Financial Statements                               31-45

Quarterly Financial Data (unaudited)                                        46



               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Chemfab Corporation

We have audited the accompanying consolidated balance sheets of Chemfab Corporation as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemfab Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Boston, Massachusetts
July 29, 1997


Ernst & Young LLP




CONSOLIDATED BALANCE SHEETS                                     CHEMFAB CORPORATION
June 30, 1997 and 1996
(in thousands)                                                      1997         1996
ASSETS                                                              ----         ----

CURRENT ASSETS      Cash and cash equivalents                   $  8,055     $  5,017

                    Receivables:
                        Trade, net of allowance for doubtful      17,078       17,797
                        accounts of $367 ($382 in 1996)

                        Other                                        425          185

                    Costs and estimated earnings in excess         1,741          886
                        of billings on uncompleted contracts

                    Inventories                                   16,373       13,622

                    Prepaid expenses and other current assets      1,174        1,246
                    Deferred tax assets                              770          795
                                                                  ------       ------
                       Total current assets                       45,616       39,548
                                                                  ------       ------

PROPERTY, PLANT  &  Land                                             634          571
EQUIPMENT, AT COST  Buildings                                     10,377        9,426
                    Machinery and equipment                       31,926       29,104
                    Leasehold improvements                         1,000          912
                                                                  ------       ------
                                                                  43,937       40,013
                    Less accumulated depreciation and
                         amortization                             22,465       19,473
                                                                  ------       ------
                         Net property, plant and equipment        21,472       20,540
                                                                  ------       ------

GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $2,866 ($1,819 IN 1996)                                       10,740        11,084

OTHER ASSETS                                                      2,737         2,490
                                                                -------       -------
TOTAL ASSETS                                                    $80,565       $73,662
                                                                =======       =======


See accompanying notes to Consolidated Financial Statements





CONSOLIDATED BALANCE SHEETS                                     CHEMFAB CORPORATION
June 30, 1997 and 1996
(in thousands, except shares and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY                               1997          1996
                                                                   ----          ----

CURRENT             Accounts payable                           $  6,042      $  5,172
LIABILITIES
                    Accrued liabilities                           4,127         4,330

                    Accrued income taxes                          2,119         1,441

                    Billings in excess of costs and estimated
                    earnings on uncompleted contracts               102           313
                                                                -------        ------
                       Total current liabilities                 12,390        11,256
                                                                -------        ------

LONG-TERM DEBT                                                       ---        2,377

DEFERRED TAX LIABILITIES                                           1,790        1,524

SHAREHOLDERS'       Preferred stock, par value $.50:
EQUITY              authorized -                                     ---          ---
                        1,000,000, none issued

                    Common stock, par value $.10: authorized -
                        15,000,000; issued - 8,521,110 in 1997       852          809
                        and 8,085,607 in 1996

                    Additional paid-in capital                    22,749       18,314

                    Retained earnings                             50,104       40,998

                    Treasury stock, at cost, (547,719 shares
                        in 1997 and 95,938 in 1996)               (8,007)        (943)

                    Foreign currency translation adjustment          687         (673)
                                                                 -------      -------
                       Total shareholders' equity                 66,385       58,505
                                                                 -------      -------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                             $80,565      $73,662
                                                                 =======      =======



See accompanying notes to Consolidated Financial Statements







CONSOLIDATED STATEMENTS OF INCOME                                  CHEMFAB CORPORATION

For the years ended June 30, 1997, 1996 and 1995
(in thousands, except per share data)



                                                        1997         1996          1995
                                                        ----         ----          ----

             NET SALES                               $90,783      $83,882       $67,980

             Cost of sales                            59,839       55,773        46,124
                                                     -------      -------       -------
                 Gross profit                         30,944       28,109        21,856

             Selling, general and
               administrative expenses                15,539       14,157        12,124

             Research and development expenses         2,498        2,270         2,047

             Interest expense                             80          611           395

             Interest income                           (260)        (134)         (300)

             Results of equity operations                ---          ---           221

             Other (income) expense                    (213)           51         (111)
                                                     -------      -------       -------
                 Income before income taxes           13,300       11,154         7,480

             Provision for income taxes                4,194        3,440         2,170
                                                     -------      -------       -------
                 Net income                         $  9,106     $  7,714      $  5,310
                                                     =======      =======       =======
             Weighted average common and
                  common equivalent shares             8,278        8,199         7,991

             NET INCOME PER SHARE                  $    1.10    $     .94    $      .66



See accompanying notes to Consolidated Financial Statements






CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CHEMFAB CORPORATION
For the years ended June 30, 1997, 1996 and 1995
(in thousands)

                             COMMON STOCK
                            --------------                                              FOREIGN
                                               ADDITIONAL                              CURRENCY
                           NUMBER               PAID-IN      RETAINED   TREASURY    TRANSLATION
                           OF                   CAPITAL      EARNINGS    STOCK       ADJUSTMENT    TOTAL
                           SHARES    AMOUNT
                           --------  ------     --------     --------    ------         ------- --------

Balance at June 30, 1994    5,220.8    $522      $16,396      $28,241    $(26)           $(761)  $44,372

Net income                      ---     ---          ---        5,310      ---             ---     5,310

Options exercised              32.1       3          238          ---      ---             ---       241

Foreign currency
translation adjustment          ---     ---          ---          ---      ---             398       398

                           --------   -----     --------     --------    ------         ------- --------

Balance at June 30, 1995    5,252.9     525       16,634       33,551      (26)           (363)   50,321

Net income                      ---     ---          ---        7,714      ---             ---     7,714

Options exercised             172.0      17        1,680          ---      ---             ---     1,697

Purchase of shares
  for treasury                  ---     ---          ---          ---     (917)            ---      (917)

Three-for-two stock split   2,660.7     267          ---         (267)     ---             ---       ---

Foreign currency
translation adjustment          ---     ---          ---          ---      ---            (310)     (310)

                           --------   -----     --------     --------    ------         -------  --------

Balance at June 30, 1996    8,085.6     809       18,314       40,998     (943)           (673)    58,505

Net income                      ---     ---          ---        9,106      ---             ---      9,106

Options exercised             435.5      43        4,435          ---      ---             ---      4,478

Purchase of shares
  for treasury                  ---     ---          ---          ---   (7,064)            ---     (7,064)
Foreign currency
translation  adjustment         ---     ---          ---          ---      ---           1,360      1,360

                           --------   -----     --------     -------- ---------         ------    --------
Balance at June 30, 1997    8,521.1    $852      $22,749      $50,104  $(8,007)          $ 687     $66,385
                           ========   =====     ========     ======== =========         ======    ========


See accompanying notes to Consolidated Financial Statements








CONSOLIDATED STATEMENTS OF CASH FLOWS                                  CHEMFAB CORPORATION
Years ended June 30, 1997, 1996 and 1995
(in thousands)
                                                                        1997      1996      1995
                                                                        ----      ----      ----
CASH FLOWS FROM
OPERATING ACTIVITIES     Net income                                 $  9,106  $  7,714  $  5,310

ADJUSTMENTS TO
RECONCILE NET INCOME     Depreciation                                  3,194     2,733     2,481
TO NET CASH PROVIDED
BY OPERATING             Amortization                                  1,317     1,219       786
ACTIVITIES
                         Results of equity operations                    ---       ---       221

                         Change in assets and liabilities:
                           Receivables                                   950    (1,658)   (2,342)

                         Costs and estimated earnings in
                         excess of billings on uncompleted
                         contracts, net                               (1,066)       (2)     (320)

                         Inventories                                  (2,405)     (630)   (1,668)

                         Prepaid expenses and other current assets        96      (350)      (95)

                         Other assets                                   (489)     (431)     (430)

                         Accounts payable and accrued liabilities        406       844     1,139

                         Accrued income taxes                            554      (280)      431

                         Deferred tax assets and liabilities             291       330      (112)
                                                                      -------   -------   -------

                           Total adjustments                           2,848     1,775        91
                                                                      -------   -------   -------

                         Net cash provided by operating
                             activities                               11,954     9,489     5,401
                                                                      -------   -------   -------

CASH FLOWS FROM
INVESTING ACTIVITIES     Capital expenditures                         (3,860)   (3,553)   (1,826)

                         Purchase of Tygaflor                            ---       ---   (16,252)
                                                                      -------  --------  --------
                           Net cash used in investing activities      (3,860)   (3,553)  (18,078)
                                                                     --------   -------- --------

CASH FLOWS FROM
FINANCING ACTIVITIES     Repayment of long-term debt                  (2,447)   (5,515)   (2,928)

                         Proceeds from the issuance of                   ---       ---    11,060
                            long-term debt

                         Proceeds from exercise of stock options       4,478     1,697       241

                         Purchase of treasury shares                 (7,064)      (917)      ---
                                                                   --------   --------   --------
                     Net cash (used in) provided by
                       financing activities                          (5,033)    (4,735)    8,373
                                                                   --------   --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (23)        36       161
                                                                   --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  3,038      1,237    (4,143)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        5,017      3,780     7,923
                                                                   --------   --------  --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 8,055    $ 5,017   $ 3,780
                                                                   ========   ========  ========

INTEREST PAID                                                       $   106    $   604   $   310

INCOME TAXES PAID                                                   $ 2,270    $ 2,924   $ 1,763

See accompanying notes to Consolidated Financial Statements






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 CHEMFAB CORPORATION


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: The Company is an international manufacturer and marketer of polymer-based engineered products and material systems for use in harsh conditions such as high temperature and/or corrosive chemical environments. The majority of the Company's products, which are also characterized by their retention of flexibility-in-use and by their excellent surface release properties, are made by embedding interlaced glass fiber reinforcement into a fluoropolymer resin matrix. The Company also makes and sells specialty fluoropolymer films and high performance elastomeric closure products. Worldwide end-use applications are in communications, food processing, architectural, aerospace, electronics, environmental, protective clothing, and other industrial markets.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's investments in corporate joint ventures are accounted for under the equity method. All significant intercompany transactions and amounts have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowances for doubtful accounts and returns, provisions for slow-moving or obsolete inventory, provisions for environmental matters, and various other accruals. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash on hand, cash deposited in highly liquid money market accounts, and investments in high grade commercial paper or treasury notes having maturities of three months or less when purchased. There were no commercial paper or treasury notes outstanding at June 30, 1997 and 1996.

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

LONG-LIVED ASSETS:  In March 1995, Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1997, the Company adopted SFAS No. 121 which did not have any impact on the Company's consolidated financial position or results of operations.

INCOME TAXES:  The Company uses the liability method of accounting for income
taxes.   Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

TRANSACTIONS IN FOREIGN CURRENCY: The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on certain sales and material purchase transactions. The gains or losses on these hedge contracts are included in income when the underlying purchase or sale transaction is recorded. The carrying value of these contracts at June 30, 1997 and 1996, which approximated fair value based on exchange rates at June 30, 1997 and 1996, was not significant. In addition, the Company recognizes in current income gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies. Translation adjustments arising from the consolidation of foreign subsidiaries have been included in shareholders' equity.

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

STOCK-BASED COMPENSATION: The Company accounts for stock options as prescribed by APB Opinion No. 25 and has included additional pro forma information as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

RECENT ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure". Statement 128, which must be adopted by the Company in fiscal year 1998, establishes standards for computing and presenting earnings per share by simplifying previous standards and making them comparable to international standards. Statement 129, which must also be adopted by the Company in fiscal year 1998, establishes standards for disclosing information about the Company's capital structure.

     In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement 130, which must be adopted by the Company in fiscal year 1999, establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131, which must also be adopted by the Company in fiscal year 1999, changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company believes that the adoption of these new standards is not likely to have a material impact on the Company's financial position or results of operations.

NOTE 2 - PURCHASE - TYGAFLOR BUSINESS

     On February 17, 1995, the Company purchased the Tygaflor fluoropolymer products business of the Advanced Materials Division of Courtaulds Aerospace Ltd. ("Tygaflor") in England, for approximately $16.3 million in cash, including associated transaction costs and anticipated severance costs. The acquisition was accounted for using the purchase method of accounting. Net assets acquired included working capital, machinery and equipment, goodwill and other intangibles. Tygaflor, based in Littleborough, Lancashire, England, manufactures and markets fluoropolymer-based composite materials and fabricated products for a broad range of industrial applications. The acquisition of the Tygaflor business resulted in the recognition of approximately $9.5 million of goodwill. In connection with the acquisition, the Company borrowed $11,060,000 ( Pounds 7,000,000) from a commercial bank in Ireland (see Note 5).

     The following unaudited pro forma information for fiscal 1995 is presented as if the acquisition had occurred at the beginning of fiscal year 1995: sales $74,241,000; net income $5,713,000; and earnings per share $0.71. The pro forma information is provided for informational purposes only and does not reflect the actual results that would have occurred nor is it indicative of the future results of operations of the combined enterprises.

NOTE 3 - INVENTORIES

     Inventories at June 30, 1997 and 1996 consisted of the following:

                                                    1997         1996
                                                    ----         ----
                                                     (in thousands)

      Finished goods                            $  6,153     $  5,112
      Work in process                              5,597        4,602
      Raw materials                                4,623        3,908
                                                 -------      -------
                                                 $16,373      $13,622
                                                 =======      =======

NOTE 4 - ACCRUED LIABILITIES

      Accrued liabilities at June 30, 1997 and 1996 consisted of the following:

                                                             1997         1996
                                                             ----         ----
                                                              (in thousands)

      Accrued payroll and related expenses                 $2,433       $2,199
      Other accrued expenses                                1,694        2,131
                                                           ------       ------
                                                           $4,127       $4,330
                                                           ======       ======

NOTE 5 - DEBT

      In October 1996, the Company entered into a new three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four-year term loan with a five-year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under this facility is at the higher of the bank's base rate (8.5% at June 30, 1997), or 0.5% over the federal funds rate (6.87% at June 30, 1997), as defined in the agreement. The Company has also secured Eurocurrency pricing options for certain debt as defined in the agreement. The Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line. At June 30, 1997, there were no borrowings under this revolving credit agreement.

      The revolving credit agreement contains financial covenants with which the Company must comply including maintenance of minimum levels of debt service coverage and tangible net worth. These covenants also limit the net losses that the Company may incur over any six-month period.

      In March 1997, the Company entered into an additional line of credit agreement with a bank. Under the terms of the agreement, the Company has available a $1,000,000 line of credit in the form of revolving loans and letters of credit. The revolving loans are payable on demand and the letters of credit expire no later than 365 days from the date of issuance. Revolving loan borrowings are subject to interest at the Company's option of either the rate quoted by the bank, or the higher of the bank's base rate (8.5% at June 30, 1997) or 0.5% over the federal funds rate (6.87% at June 30, 1997), as defined in the agreement. The Company is obligated to pay a 1% commitment fee of the face amount of each letter of credit. At June 30, 1997, there were no borrowings under this credit agreement.

      In connection with its acquisition of the Tygaflor business (see Note 2), the Company borrowed $11,060,000 ( Pounds 7,000,000) from a commercial bank in Ireland. The loan had a 5-year term and required no principal repayments for the first year. After the first year, quarterly principal payments of approximately $437,500 were required. The weighted average interest rate on the loan was 10.15%, 10.05% and 10.12% in fiscal 1997, 1996 and 1995, respectively.
This loan was fully repaid as of September 1996.

NOTE 6 - FINANCIAL INSTRUMENTS

      At June 30, 1997 and 1996, the carrying value of financial instruments such as cash and cash equivalents and foreign currency contracts approximated their fair values based on the short-term maturities of these instruments and contracts. Additionally, the carrying value of long-term debt at June 30, 1996 approximated its fair value. Fair value is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate.

      It was not practicable to estimate the fair value of the Company's investment in preferred stock of Birdair, Inc. (a customer for its architectural products) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $533,000 carrying amount at June 30, 1997 represents the original cost of the investment, which management believes is not impaired. Dividends received for the years ended June 30, 1997, 1996 and 1995 were $45,000 annually.

NOTE 7 - INCOME TAXES

      The components of the income tax provision for the years ended June 30, 1997, 1996 and 1995 consisted of the following:

                                            1997        1996       1995
                                            ----        ----       ----
                                                   (in thousands)
       Current:
       --------
         Federal                         $ 1,972      $1,830     $1,474
         State                               472         447        379
         Foreign                           1,459         833        429
                                          ------      ------     -------
                                           3,903       3,110      2,282
       Deferred:
       ---------
         Federal                             112         (85)      (192)
         State                                29         (22)       (39)
         Foreign                             150         437        119
                                         -------      ------    -------
                                             291         330       (112)
                                         -------      ------    -------
       Total income taxes                $ 4,194      $3,440     $2,170
                                         =======      ======     ======

The components of income before income taxes were as follows:

                                            1997        1996       1995
                                            ----        ----       ----
                                                  (in thousands)

       United States                    $  7,046    $  5,984     $3,989
       Foreign                             6,254       5,170      3,491
                                         -------     -------     ------
       Total                             $13,300     $11,154     $7,480
                                         =======     =======    =======

The U.S. statutory federal income tax rate is reconciled to the Company's consolidated effective tax rate as follows:

                                            1997        1996        1995
                                            ----        ----        ----
Statutory tax rate                           35.0%       35.0%       35.0%
Earnings of foreign subsidiaries
  taxed at rates less than the U.S.
  statutory rate                             (6.3)       (7.3)      (10.0)
Non-deductible goodwill amortization
  relating to foreign acquisitions            1.7         1.9         1.4
FSC benefit                                  (0.5)       (0.5)       (0.7)
Tax rate exemption                           (1.0)       (1.0)       (1.0)
State income taxes, net of federal
  income tax benefit                          2.8         2.8         2.8
Equity in joint ventures, net of tax         ---         ---          1.0
Other, net                                    (.2)        (.1)         .5
                                            ------      --------    ------
Effective tax rate                           31.5%       30.8%       29.0%
                                             =====       =====       =====


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and 1996 were as follows:

                                        Domestic     Foreign
June 30, 1997                         Operations  Operations      Total
-------------                         ----------  ----------    -------
                                                (in thousands)
Deferred Tax Liabilities:
-------------------------
Plant and equipment                       $  979      $  304     $1,283
Intangibles                                  ---         477        477
Other                                       (36)          66         30
                                          ------      ------      ------
Total deferred tax liabilities               943         847      1,790
                                          ------      ------      ------
Deferred Tax Assets:
--------------------
Inventories                                 (468)        ---       (468)
Valuation reserves                          (122)        ---       (122)
Other                                       (182)          2       (180)
                                          ------      ------      ------
Total deferred tax assets                   (772)          2       (770)
                                           ------     ------     ------
Net deferred tax liabilities               $ 171      $  849     $1,020
                                           ======     ======      =====


                                        Domestic     Foreign
June 30, 1996                         Operations  Operations      Total
-------------                         ----------  ----------      -----
                                                (in thousands)
Deferred Tax Liabilities:
-------------------------
Plant and equipment                        $ 851        $248     $1,099
Intangibles                                  ---         335        335
Other                                        (1)          91         90
                                            -----       -----    -------
Total deferred tax liabilities               850         674      1,524
                                            ----        -----    -------
Deferred Tax Assets:
--------------------

Inventories                                (314)         ---      (314)
Valuation reserves                         (229)         ---      (229)
Other                                      (277)          25      (252)
                                           -----        ----      -----
Total deferred tax assets                  (820)          25      (795)
                                           -----        ----      -----
Net deferred tax liabilities              $   30        $699     $  729
                                          ======        ====     ======


      The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. These earnings, which are deemed to be permanently reinvested, aggregated approximately $22,496,000 at June 30, 1997. Chemfab Europe, the Company's Irish subsidiary, was exempt from Irish taxes on its income from manufacturing operations until April 1990. Manufacturing profits earned each year from April 1990 through April 2010 are subject to a 10% tax rate.

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

      During fiscal 1992, the Board of Directors adopted and the shareholders ratified the "1991 Stock Option Plan" which reserved 750,000 shares (adjusted for the Company's three-for-two stock split) of common stock for issuance upon exercise of option grants to key employees, directors, and consultants. The shareholders ratified the adoption of the increase in the maximum number of shares available for option under the 1991 plan to 1,050,000 in fiscal 1993 and up to 1,500,000 in fiscal 1996. Under this plan, options generally vest at the rate of 25% per year on the anniversary of the date of grant.

      During fiscal 1992, the Company also adopted the "1991 Employee Stock Option Plan" which reserved 75,000 (adjusted for the Company's three-for-two stock split) shares of common stock for issuance upon exercise of grants to specific eligible employees with a minimum of two years of service on the date of the grant. At June 30, 1997, there were 41,250 options outstanding under this plan, held by 275 employees.

      During fiscal 1987, the Company's Board of Directors adopted and the shareholders subsequently ratified a non-qualified stock option plan (the 1986
Plan). The 1986 Plan at the time of adoption reserved 1,125,000 shares (adjusted for the Company's three-for-two stock split) of common stock for issuance upon exercise of option grants under this plan to employees, directors and consultants. During fiscal 1990, the shareholders ratified the adoption of an increase in the maximum number of shares available for option under the 1986 Plan to 1,500,000. The options under the 1986 Plan generally vest at the rate of 25% per year on the anniversary of the grant.

      A summary of stock option activity, adjusted for the Company's three-for-two stock split, related to all of the Company's plans for fiscal 1995, 1996 and 1997 is as follows:

                                                       Weighted Average
                                          Options       Exercise Price
                                         ---------     ----------------
      June 30, 1994 Outstanding          1,378,215         $  9.08
                    Granted                170,550            7.27
                    Cancelled             (110,343)          11.37
                    Exercised              (48,245)           4.99
      ------------------------------------------------------------
      June 30, 1995 Outstanding          1,390,177            8.83
                    Granted                305,388           12.14
                    Cancelled              (39,282)          10.43
                    Exercised             (206,232)           5.30
      ------------------------------------------------------------
      June 30, 1996 Outstanding          1,450,051            9.98
                    Granted                245,500           14.47
                    Cancelled              (89,351)          11.70
                    Exercised             (435,503)           7.92
      ------------------------------------------------------------
      June 30, 1997 Outstanding          1,170,697           11.55
                                         =========           =====

    The following table summarizes information about stock options outstanding at June 30, 1997.



                                Options Outstanding              Options Exercisable
                          ------------------------------------   -------------------
                                          Weighted
                                           Average    Weighted              Weighted
                                         Remaining     Average               Average
Range of                               Contractual    Exercise              Exercise
Exercise Prices              Shares  Life(inYears)       Price   Shares        Price
---------------           ---------  -------------    --------   ------   ----------

$2.83 - $7.50               133,487         5.08       $  6.42   83,056      $  6.07
$7.51 - $11.33              384,535         5.68          9.48  253,104         9.47
$11.34 - $18.25             652,675         7.09         13.95  356,275        11.43
                           --------         ----         -----  -------        -----

$2.83 - $18.25            1,170,697         6.24        $11.55  692,435       $10.90
                          =========         ====        ======  =======       ======




    As of June 30, 1996, and 1995 options to purchase 994,390 and 992,249 shares were exercisable at a weighted average exercise price of $9.91 and $8.85 per share, respectively. The Company does not intend to grant any further options or stock appreciation rights under the 1986 Plan. At June 30, 1997, there were 284,811 shares available for grant under the 1991 Stock Option Plan and 30,450 shares available under the 1991 Employee Stock Option Plan.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the
Company had the choice of adopting a fair value based method of accounting for employee stock-based compensation plans, as established by SFAS No. 123, or retaining the intrinsic value-based method prescribed under Accounting Principles Board Opinion ("APB") No. 25, provided certain pro forma disclosures are made. Effective July 1, 1996, the Company chose to retain the intrinsic value-based method of accounting for employee stock-based compensation plans as prescribed by APB No. 25 and adopted the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock option awards as they are granted at prices not less than fair market value of the stock on date of grant.

    The following pro forma disclosures required by SFAS No. 123 have been prepared as if the Company accounted for its employee stock options using the fair value-based method of accounting:

                                                           Year ended June 30
                                                   ---------------------------
                                                        1997            1996
                                                        ----            ----

Net Income (in thousands)
     As Reported                                        $9,106        $7,714
     Pro Forma                                          $8,750        $7,517

Net Income per share
     As Reported                                        $ 1.10        $ 0.94
     Pro Forma                                          $ 1.06        $ 0.92


      The fair value of each option grant is estimated on the date of grant using the following weighted-average assumptions for fiscal 1997 and 1996:

                                                        1997            1996
                                                        ----            ----

Risk-free Interest Rate                                  6.5%            5.9%

Expected Stock Price Volatility                         21.8%           21.8%

Expected Life of Options (in years)                      3.2             3.2

      The weighted-average fair value of options granted during the years ended June 30, 1997 and 1996 were $3.59 and $2.85 respectively. The Company amortizes the estimated fair value of options over the options' vesting period. In estimating the fair value of each option, the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility which are subject to change from time to time. For this reason, and because the SFAS No. 123 fair value-based method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

      In May 1996, Chemfab Corporation's Board of Directors authorized the repurchase, at management's discretion, of up to 400,000 shares of the Company's common stock during any one fiscal year. In May 1997, Chemfab Corporation's Board of Directors increased the authorization to 500,000 shares for fiscal 1997. Subsequently, Chemfab Corporation's Board of Directors increased the authorization to repurchase up to 600,000 shares of the Company's common stock during any one fiscal year.

NOTE 9 - RETIREMENT PLANS

DEFINED BENEFIT PLANS

      The Company has three defined benefit pension plans covering substantially all of its employees. The Retirement Plan for Employees of Chemfab Corporation ("U.S. Plan") provides pension benefits for the Company's domestic employees. The "Irish Pension Plan" provides benefits to employees of the Company's subsidiary in Ireland and the "Tygaflor Pension Plan" provides pension benefits to employees of the Company's U.K. subsidiary. The plans provide pension
benefits that are based on the employee's compensation and service.   The
Company's funding policy is to fund amounts required by applicable government regulations. The U.S. plan is non-contributory while the Irish and Tygaflor plans require employee contributions of 5% and 6%, respectively, of pensionable salary.

      Net pension expense for the domestic plans for fiscal 1997, 1996 and 1995 consisted of the following:

                                             1997          1996          1995
                                             ----          ----          ----
                                                       (in thousands)
      Service Cost:  benefits earned
        during the period                   $ 376         $ 318         $ 327
      Interest cost on projected
        benefit obligation                    340           312           292
      Return on assets                       (777)         (406)         (422)
      Deferral of gains                       378           122           183
      Amortization of prior service cost       96            96            96
      Amortization of gain                    (10)           (8)           (1)
                                            -----         ------       ------
      Net pension expense                   $ 403         $ 434         $ 475
                                            =====         =====         =====


       The following table sets forth the funded status of the Company's domestic defined benefit pension plans at June 30, 1997 and 1996:

                                                           1997          1996
                                                           ----          ----
                                                              (in thousands)
      Actuarial present value of:
      Vested benefit obligation                          $3,832        $3,216
      Non-vested benefit obligation                         139           110
                                                          ------       ------
      Accumulated benefit obligation                      3,971         3,326
      Additional amount related to
         projected wage increases                         1,488         1,419
                                                          -----        ------
      Projected benefit obligation                        5,459         4,745
      Unrecognized prior service costs                     (453)         (549)
                                                          -----         -----
                                                         $5,006        $4,196
                                                         ======        ======
      Plan assets at fair value (primarily U.S.
       publicly traded stocks and bonds
       and Government Securities)                        $5,263        $4,593




                                                           1997          1996
                                                           ----          ----
                                                              (in thousands)
      Accrued pension liability recognized
        on consolidated balance sheets                       648          245

      Unrecognized net gain                                 (905)        (642)
                                                          ------       ------
                                                          $5,006       $4,196
                                                          ======       ======


      Assumptions used in determining
         actuarial present value of
         plan benefit obligations:
                                              1997         1996          1995
                                              ----         ----          ----
       Discount rate                          7.25%        7.50%         7.50%
       Average rate of increase in
          compensation levels                 4.50%        5.50%         5.50%
       Expected long-term rate of
          return on plan assets               9.00%        7.50%         7.50%


      Net pension expense for the Irish Plan in fiscal 1997, 1996 and 1995 was $156,000, $106,000, and $67,000 respectively. Certain Tygaflor employees were covered by the seller's pension plan until September 1995. In September 1995, a new plan was established, the cost of which was $208,000 and $141,000 in fiscal 1997 and fiscal 1996, respectively. Information concerning the components of net pension expense and the funded status of the Company's Irish Plan and Tygaflor Plan have not been provided since the amounts are not significant.


DEFINED CONTRIBUTION PLAN

      The Company sponsors a Savings and Security Plan and Trust ("the Savings Plan") for its eligible U.S. employees. Subject to certain limitations, eligible employees may elect to contribute a percentage of their salaries ranging from 1% to 12%. The Savings Plan also contains an employer contribution formula equal to 25% of the first 6% of compensation that each participant defers under the Savings Plan. In addition, the Savings Plan provides that the Company may make an annual supplemental discretionary contribution to the Savings Plan based on its profitability. The discretionary contributions are allocated to eligible U.S. employees employed by the Company at the end of the relevant plan year based upon years of service and employee contributions made during the plan year. Total employer contributions made to this plan for the fiscal years ended June 30, 1997, 1996 and 1995 were as follows:

                                 (in thousands)
                        1997 . . . . . . . . . .        $237
                        1996 . . . . . . . . . .        $226
                        1995 . . . . . . . . . .        $186


NOTE 10 - LEASE COMMITMENTS

      The Company incurred rent expense for office and manufacturing facilities, vehicles and office equipment of $883,000, $811,000, and $762,000 in fiscal 1997, 1996 and 1995, respectively, under various operating leases expiring through 2001. Future minimum rental commitments at June 30, 1997 under existing, non-cancellable operating leases with initial terms of one year or more are as follows:
                                 (in thousands)
                        1998 . . . . . . . . . .                    $822
                        1999 . . . . . . . . . .                    $579
                        2000 . . . . . . . . . .                    $129
                        2001 . . . . . . . . . .                    $ 18


NOTE 11 - CONTINGENCIES

      In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish Pounds (U.S. $621,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amounts due.


NOTE 12 - BUSINESS SEGMENT AND FOREIGN OPERATIONS

      The Company operates in one business segment which focuses on the development, manufacture and marketing of high-performance flexible composite materials.


SALES TO MAJOR CUSTOMERS

      Sales to the United States Government under prime contracts and subcontracts for the fiscal years ended June 30, 1997, 1996 and 1995 were as follows:
                                 (in thousands)
                        1997 . . . . . . . . . .                  $7,607
                        1996 . . . . . . . . . .                  $6,216
                        1995 . . . . . . . . . .                  $2,146


BUSINESS SEGMENT AND FOREIGN OPERATIONS

                           SALES BY GEOGRAPHIC AREA
                                (in thousands)

                                    United                  Elimi-    Consol-
1997                                States     Europe(1)    nations   idated
----                               ---------   ---------   ---------   -------

Sales to unaffiliated
  customers                        $  57,458   $  33,325   $   ---    $  90,783

Transfers between geographic
  areas                                3,337         836      (4,173)       ---
                                   ---------   ---------   ---------- ---------
Net sales                          $  60,795   $  34,161   $  (4,173)  $ 90,783
                                   =========   =========   ========== =========

Income from operations             $   6,863   $   6,257   $     ---   $ 13,120

                                   =========   ==========  ==========  ========

Identifiable assets                $  48,213   $  32,352   $     ---   $ 80,565

                                   =========   ==========  ==========  ========


1996
----

Sales to unaffiliated
  customers                        $  54,172   $  29,710   $   ---     $ 83,882

Transfers between geographic
  areas                                2,546         362     (2,908)        ---
                                   ---------   ---------   ---------   --------
Net sales                          $  56,718   $  30,072   $ (2,908)   $ 83,882
                                   =========   =========   =========   ========

Income from operations             $   5,727   $   5,904   $    ---    $ 11,631
                                   =========   =========   ========    ========

Identifiable assets                $  47,056   $  26,606   $    ---    $ 73,662
                                   =========   =========   ========    ========


       1995
       ----

Sales to unaffiliated
  customers                        $  47,147    $ 20,833    $   ---    $ 67,980

Transfers between geographic
  areas                                2,793         623     (3,416)        ---
                                   ---------    --------    --------   --------
Net sales                          $  49,940    $ 21,456    $(3,416)   $ 67,980
                                   =========    ========    ========   ========

Income from operations             $   4,137    $  3,659    $    ---   $  7,796
                                   =========    ========    ========   ========

Identifiable assets                $  42,966    $ 27,653    $    ---   $ 70,619
                                   =========    ========    =========  ========


(1) Fiscal 1997 includes amounts for subsidiaries in Japan, Brazil and China.

      Transfers between geographic areas are accounted for at cost plus a reasonable profit. Income from operations excludes interest expense and interest income.


EXPORT SALES

      The Company's export sales from the United States for the fiscal years ended June 30, 1997, 1996 and 1995 were as follows:

                                                1997         1996         1995
                                             -------      -------      -------
                                                          (in thousands)

       Far East                              $ 6,830      $10,746      $ 7,694
       Canada                                    850          695          899
       Mexico                                    959          741          616
       Australia                               1,210        1,156          883
       Europe and other                          258          770          556
       Central and South America                 180          176          365
                                             -------      -------      -------
                                             $10,287      $14,284      $11,013
                                             =======      =======      =======

NOTE 13 - RELATED PARTIES

      The Company's balances and transactions with Nitto Chemfab Co., Ltd. as of and for the years ended June 30, 1997, 1996 and 1995, were as follows:

                                                1997         1996         1995
                                                ----         ----         ----
                                                      (in thousands)

Purchases from Company                         $ 402       $9,748       $6,677
Amount due to Company                             83        3,282        1,708
Company's 39% Equity Investment in subsidiary    ---          ---          ---

Amounts due to the Company are principally trade receivables carrying standard trade terms.

      In February 1995, two employees (one of whom is now a consultant to the Company and was an officer of the Company until the termination of his employment in June, 1997), acquired an ownership interest in Fothergill Engineered Fabrics ("FEF"), a commercial weaver of specialty fibers in England. FEF is also a raw material supplier to the Company's U.K. and Irish subsidiaries, and owns the site on which the U.K. subsidiary operates. The Company's transactions and balances with FEF for the years ended June 30, 1997 and June 30, 1996, and five months ended and as of June 30, 1995, were as follows:

                                                1997         1996         1995
                                                ----         ----         ----
                                                        (in thousands)

Sales to Company                              $1,801       $1,552         $704
Payments for shared services and rent            516          450           75
Amount due from Company                          318          365          424


NOTE 14 - LEGAL PROCEEDINGS

      In March 1991, the United States Environmental Protection Agency ("EPA") informed the Company it was one of a number of Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and related laws concerning the disposal of hazardous waste at the Bennington Landfill Superfund Site in Bennington, Vermont (the "Site"). Under these statutes, PRPs may be jointly and severally liable for the cost of study and remediation actions at the Site and for other damages. While denying liability, the Company has worked with the approximately twelve (12) other Site PRPs to respond to the EPA's claim.

      In April 1997, the EPA and the United States Department of Justice ("DOJ") issued a Consent Decree to resolve Site-related claims against the Company and the other PRPs. Under terms of the Consent Decree, the Company is a "de minimis" party, eligible for settlement under section 122 (g) of CERCLA, and entitled to statutory contribution protection. The Company's contribution to the settlement is set at $180,000, of which the Company's insurance carriers have agreed to pay $120,000. The Company executed the Consent Decree on April 10, 1997. Signatures from the necessary government officials have been obtained by the EPA and the DOJ and the Consent Decree was filed with the United States District Court for the District of Vermont on July 2, 1997. Assuming no objections to the Consent Decree are filed, it is anticipated the United States District Court will give final approval to the Consent Decree by the end of calendar year 1997.

      Upon approval of the Consent Decree by the Court, the Company will have 30 days to make its settlement payment. The Consent Decree provides for the Company, upon payment of the settlement amount, to receive final convenants from Federal and State Governments prohibiting those entities from taking further civil or administrative action against the Company related to the Site, subject to standard statutory reopeners. The Company is not aware of any other pending or threatened claims or administrative actions involving the Site, and believes that any such claims or actions would be unlikely.

      The Company is involved in a number of other lawsuits as either a defendant or a plaintiff. Although the outcome of such matters cannot be predicted with certainty, and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's Consolidated Financial Statements.



CHEMFAB CORPORATION QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     Per Share
     1997                                             Data (1)
     ----                                            ----------

                         Net     Gross      Net            Net
     Quarter           Sales    Profit   Income         Income
                       ------   ------   ------         ------

     First           $19,938   $ 6,747   $1,700         $ 0.21
     Second           22,127     7,458    2,125           0.26
     Third            23,446     7,876    2,319           0.28
     Fourth           25,272     8,863    2,962           0.36
                     -------   -------   ------

     Year            $90,783   $30,944   $9,106         $ 1.10
                     =======   =======   ======


                                                     Per Share
     1996                                             Data (1)
     ----                                            ---------

                         Net     Gross      Net            Net
     Quarter           Sales    Profit   Income         Income
                     -------   -------   ------         ------

     First           $18,466   $ 5,899   $1,359         $ 0.17
     Second           20,885     6,942    1,821           0.22
     Third            21,814     7,337    2,013           0.24
     Fourth           22,717     7,931    2,521           0.31
                     -------   -------   ------

     Year            $83,882   $28,109   $7,714         $ 0.94
                     =======   =======   ======


 (1) Computations of earnings per share for each quarter are independent and do not necessarily equal the amount computed for the year. Amounts have been adjusted to reflect the Company's three-for-two stock split in February 1996.


                                  CHEMFAB CORPORATION
                           VALUATION AND QUALIFYING ACCOUNTS
                                      SCHEDULE II
                        YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                     (in thousands)


                     Balance at        Charges                     Balance at
                      beginning             to        Deductions          end
                        of year        Expense     and Other (1)      of year
                     ----------        -------     -------------   ----------
1997
----

Allowance for
doubtful accounts          $382           $112          $  (127)         $367
                           ====           ====          =======          ====

1996
----

Allowance for
doubtful accounts          $276           $201          $   (95)         $382
                           ====           ====          =======          ====

1995
----

Allowance for
doubtful accounts          $154           $119          $   3(2)         $276
                           ====           ====          ========         ====


(1)  Uncollectible accounts written off, net of recoveries.

(2) Adjusted for valuation accounts acquired as part of the Tygaflor acquisition.