Form 10-Q
period 1997-09-28
CHEMFAB CORP
filed 1997-11-12
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 28, 1997

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


                 Class                  Outstanding at October 31, 1997
     Common Stock, $ .10 par value           7,925,042 shares


                              CHEMFAB CORPORATION
                                     INDEX


Part I - Financial Information:                                         Page No.
                                                                       ---------

   Item 1 -    Financial Statements
               --------------------

               Consolidated Balance Sheets at September                    3 - 4
               28, 1997 and June 30, 1997

               Consolidated Statements of Income for                         5
               the Three Months Ended September 28,
               1997 and September 29, 1996

               Consolidated Statements of Cash Flows                         6
               for the Three Months Ended September
               28, 1997 and September 29, 1996

               Notes to Consolidated Financial Statements                    7

   Item 2 -    Management's Discussion and Analysis of                    8 - 10
               ---------------------------------------
               Financial Condition and Results of Operations
               ---------------------------------------------

Part II - Other Information:

   Item 6(a) - Exhibits                                                    10
               --------

   Item 6(b) - Reports on Form 8-K                                         10
               -------------------


   Signatures                                                              11

                             CHEMFAB CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                             September 28,       June 30,
                                                 1997              1997
                                             -------------     ------------
                                              (Unaudited)
Current assets:
    Cash and cash equivalents                  $  7,395,000    $  8,055,000
    Receivables:
         Trade                                   17,244,000      17,078,000
         Other                                      123,000         425,000
    Costs and estimated earnings in excess of
        billings on uncompleted contracts         1,209,000       1,741,000
    Inventories                                  17,414,000      16,373,000
    Prepaid expenses, and other                   1,356,000       1,174,000
    Deferred tax assets                             772,000         770,000
                                              -------------    ------------
    Total current assets                         45,513,000      45,616,000


Property, plant and equipment at cost            44,773,000      43,937,000
         Less accumulated depreciation           23,112,000      22,465,000
                                              -------------    ------------

    Net property, plant and equipment            21,661,000      21,472,000

Goodwill, net                                    10,209,000      10,740,000
Other assets                                      2,650,000       2,737,000
                                              -------------    ------------

    Total assets                              $  80,033,000    $ 80,565,000
                                              =============    ============


See accompanying Notes to Consolidated Financial Statement


                           CHEMFAB CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                           September 28,       June 30,
                                               1997              1997
                                           -------------   ---------------
                                            (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                          $   8,617,000    $   10,169,000
    Accrued income taxes                       2,864,000         2,119,000
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                   110,000           102,000
                                           -------------    --------------

    Total current liabilities                 11,591,000        12,390,000

Deferred tax liabilities                       1,790,000         1,790,000

Shareholders' equity:
    Preferred stock, par value $.50:
       authorized - 1,000,000 shares,
       none issued                                   -                 -

    Common stock, par value $.10:
       authorized - 15,000,000 shares;
       issued 8,605,660 at Sept, 28, 1997
       and 8,521,000 at June 30, 1997            861,000           852,000
    Additional paid-in capital                23,687,000        22,749,000
    Retained earnings                         52,144,000        50,104,000
    Treasury stock, at cost
        (641,344 shares at Sept. 28, 1997
         and 547,719 at June 30, 1997)        (9,897,000)       (8,007,000)
     Foreign currency translation
         adjustment                             (143,000)          687,000
                                           --------------   --------------

    Total shareholders' equity                66,652,000        66,385,000
                                           --------------   --------------

    Total liabilities and shareholders'    $  80,033,000    $   80,565,000
       equity                              =============    ==============


See accompanying Notes to Consolidated Financial Statements



                       CHEMFAB CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                            Three Months Ended
                                     ---------------------------------
                                     Sept. 28, 1997     Sept. 29, 1996
                                     --------------     --------------

  Net Sales                          $   22,154,000     $   19,938,000
  Cost of sales                          14,595,000         13,191,000
                                      -------------      -------------

  Gross Profit                            7,559,000          6,747,000
  Selling, General and
     Administrative Expenses              3,969,000          3,684,000
  Research and Development                  659,000            562,000
  Other Expense (Income)                     16,000            (21,000)
  Interest (Income) Expense, Net            (82,000)            29,000
                                      -------------      -------------

  Income Before Income Taxes              2,997,000          2,493,000

  Provision For Income Taxes                959,000            793,000
                                      -------------      -------------

  Net Income                         $    2,038,000     $    1,700,000
                                      =============      =============

  Weighted Average Common and
   Common Equivalent Shares               8,281,000          8,238,000
                                      =============      =============

  Earnings Per Share                          $0.25              $0.21
                                              -----              -----


  See accompanying Notes to Consolidated Financial Statements.


                            CHEMFAB CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                            Three Months Ended
                                                         --------------------------------
                                                         Sept. 28, 1997    Sept. 29, 1996
                                                         --------------    --------------
Cash flows from operating activities:
   Net income                                             $   2,038,000    $    1,700,000

   Adjustments to reconcile net income to net
     cash provided by operations:
        Depreciation and amortization                         1,205,000         1,062,000
        Change in assets and liabilities:
            Receivables                                        (114,000)          (95,000)
           Costs and estimated earnings in excess
            of billings on uncompleted contracts, net           540,000          (377,000)
           Inventories                                       (1,262,000)         (945,000)
           Prepaid expenses and other                          (199,000)         (128,000)
           Other assets                                         (68,000)         (193,000)
           Accounts payable and accrued expenses             (1,427,000)       (1,314,000)
           Income taxes                                         825,000           419,000
                                                            -----------      ------------
           Total adjustments                                   (500,000)       (1,571,000)
                                                            -----------      ------------

           Net cash provided by operating activities          1,538,000           129,000

   Cash flows from investing activities:
       Capital expenditures (net)                            (1,205,000)         (761,000)
                                                            -----------      ------------

           Net cash used in investing activities             (1,205,000)         (761,000)

   Cash flows from investing activities:
        Proceeds from exercise of stock options                 946,000         1,219,000
        Repayment of long-term debt                                   0        (2,382,000)
        Purchase of treasury shares                          (1,889,000)       (1,450,000)
                                                            -----------      ------------

           Net cash used in financing activities               (943,000)       (2,613,000)

   Effect of exchange rate changes on cash                      (50,000)          (20,000)
                                                            -----------      ------------

   Net decrease in cash and cash equivalents                   (660,000)       (3,265,000)

   Cash and cash equivalents at beginning of year             8,055,000         5,017,000
                                                            -----------      ------------

   Cash and cash equivalents at end of period              $  7,395,000     $   1,752,000
                                                            ===========      ============

   Interest paid                                           $          0     $     106,000
   Income taxes paid                                       $    203,000     $     152,000



See accompanying notes to the Consolidated Financial Statements



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Note 1 The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at September 28, 1997 and June 30, 1997 and the consolidated statements of income and cash flows for the three months ended September 28, 1997 and September 29, 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1997 (file no. 0-12948).


Note 2   Inventories consist of the following:

                                     Sept. 28, 1997               June 30,1997
                                     --------------               ------------

         Finished Goods                 $ 6,370,000                $ 6,153,000
         Work in Process                  6,675,000                  5,597,000
         Raw Materials                    4,369,000                  4,623,000
                                       -------------             -------------
                                         $17,414,000               $16,373,000
                                      ==============             =============



Note 3 In connection with the CERCLA litigation the Bennington Landfill Superfund Site described in Part 1, Item 3 in the fiscal year 1997, Annual Report, the District Court has approved the Consent Decree and the settlement payment has been made.

         Various other lawsuits and claims are pending or have been asserted against the Company, including matters previously disclosed by the Company in its form 10-K for the year ended June 30, 1997. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes their disposition, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2   Management's Discussion and Analysis of Financial Condition
          ----------------------------------------------------------
         and Results of Operations
          ------------------------

Three Months Ended September 28, 1997
-------------------------------------

Net Sales
---------

The Company's consolidated net sales for the three months ended September 28, 1997, the first quarter of fiscal 1998, increased 11% to $22,154,000 from $19,938,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 10% over the year earlier period while shipments of architectural products rose 18%.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 13% to $10,051,000 from $9,843,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's food processing, protective systems, and general distributor markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased slightly to $6,166,000 from $6,142,000 in the same quarter last year. During the fiscal 1998 quarter, reported revenue was adversely impacted by weaker mainland European currencies relative to the British Pound Sterling. Had these currency exchange rates remained unchanged from the prior year, European Business Group sales for the quarter, prior to translation into U.S. dollars, would have increased 6% over the same quarter a year ago. Sales growth (before the effects of currencies) is expected to continue at approximately this level for the remainder of the fiscal year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 16% to $1,500,000 from $1,294,000 in the same quarter last year. This increase was the result of a continued marketing emphasis and sales focus into this geographic area since the establishment of this business group approximately two years ago. Percentage revenue growth from industrial product shipments into the Asia Pacific region is expected to remain strong through the fiscal year.

Architectural Product sales increased 18% to $3,128,000 from $2,659,000 in the same quarter last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year. The Company expects that architectural product sales for the remainder of the year will be significantly above the levels achieved last year.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales improved to 34.1% for the quarter, up from 33.8% for the first quarter of last year. The improvement is principally attributable to improved manufacturing efficiencies and targeted cost-reduction programs.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 8% to $3,969,000 from $3,684,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Japan and Brazil, as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales was 18%, down slightly from the first quarter of last year.

Research and development expenses were $659,000 compared to last year's level of $562,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

Interest Expense, Net
---------------------

The Company had net interest income of $82,000 for the quarter compared to net interest expense of $29,000 for the same quarter last year. This decrease in interest expense resulted from the repayment of debt incurred to finance the Tygaflor business acquisition.

Liquidity and Capital Resources
-------------------------------

During the quarter ended September 28, 1997, the Company generated $1,538,000 of cash from operations which was up from the same quarter of the prior year. During this same period, the Company invested $1,205,000 in property, plant and equipment additions, and expended $1,889,000 to repurchase stock under its share repurchase program. The Company also received $946,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $33,923,000 from $33,227,000 at the end of fiscal 1997. As of September 28, 1997, the Company had approximately $21 million of additional credit available under its domestic and international borrowing facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 1998 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

Forward-Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested due to certain risks and uncertainties. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 - Exhibits and Reports on Form 8-K
         --------------------------------

    6(a) Exhibits
          -------
         10(a)(3) Employment Agreement with Mr. Duane C. Montopoli, dated May 29, 1992 and effective July 1, 1992, as amended by Amendment to Employment Agreement dated July 1, 1994.

         10(a)(12) Amendment No. 2 to Second Amended and Restated 1991 Stock Option Plan.

         10(a)(13) Letter Agreement with Mr. Thomas C. Platt III dated June 26, 1997.

         10(a)(14) Employment Agreement with Dr. John W. Verbicky dated August 5, 1997.

         10(b)(3) Purchase and Sale Agreement, relating to Birdair Inc. dated as of March 27, 1992 between Taiyo Kogyo Corporation and the Company.

    6(b) Reports on Form 8-K

          ------------------
                    None.





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



           By:/S/ Hilary A. Arwine
              --------------------------------------
                Hilary A. Arwine
                Controller
                (Principal Accounting Officer)


Date: November 12, 1997