Form 10-Q
period 1997-12-28
CHEMFAB CORP
filed 1998-02-10
CIK 725813

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended

                              DECEMBER 28, 1997

                                      or

           [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to

                       COMMISSION FILE NUMBER  1-12767

                             CHEMFAB CORPORATION
            (Exact name of registrant as specified in its charter)

DELAWARE  03-0221503
(State of Incorporation)                  (I.R.S. Employer Identification No.)

701 DANIEL WEBSTER HIGHWAY                               03054
MERRIMACK, NEW HAMPSHIRE                               (Zip Code)
(Address of principal executive offices)


     Registrant's telephone number, including area code:  (603) 424-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      YES            X                NO
                             -----------------           ----------------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      AS OF JANUARY 31, 1998, THE COMPANY HAD 7,868,655 SHARES OF COMMON
                STOCK, PAR VALUE $0.10 PER SHARE, OUTSTANDING.



                              CHEMFAB CORPORATION
                               -------------------

                                     INDEX
                                     -----




Part I.     Financial Information                             Page No.
                                                              --------

      Item 1. Financial Statements
              --------------------

              Consolidated Balance Sheets at
              December 28, 1997 and June 30, 1997                   3

              Consolidated Statements of Income for the
              Three Months and Six Months Ended
              December 28, 1997 and December 29, 1996               5

              Consolidated Statements of Cash Flows for the
              Six Months Ended December 28, 1997 and
              December 29, 1996                                     6

              Notes to Consolidated Financial Statements            7

      Item 2. Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations                   9
              -----------------------------------


Part II.  Other Information

      Item 4. Submission of matters to a Vote of Security Holders  12
              ---------------------------------------------------

      Item 5. Other Matters                                        13
              -------------

      Item 6. Exhibits and Reports on Form 8-K                     13
              --------------------------------

      Signatures                                                   15




                          CHEMFAB CORPORATION
                          -------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                            (in thousands)

                                                  December 28,     June 30,
                                                     1997            1997
                                                  -----------     ----------
                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                      $      5,650    $    8,055
  Receivables:
    Trade                                              19,696        17,078
    Other                                                  96           425
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                   1,013         1,741

  Inventories                                          17,909        16,373

  Prepaid expenses, and other current assets            1,385         1,174
  Deferred tax assets                                     772           770
                                                  -----------     ---------
    Total current assets                               46,521        45,616


Property, plant and equipment, at cost                 46,351        43,937
  Less: accumulated depreciation                       24,067        22,465
                                                  -----------     ---------
 Property, plant and equipment, net                    22,284        21,472

Goodwill, net                                          10,368        10,740
Other assets                                            2,612         2,737
                                                  -----------     ---------

    Total assets                                 $     81,785    $    80,565
                                                  ===========     ==========


See accompanying notes to Consolidated Financial Statements.


                          CHEMFAB CORPORATION
                          -------------------
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                            (in thousands)


                                                  December 28,     June 30,
                                                     1997            1997
                                                  -----------    -----------
                                                  (Unaudited)

Current liabilities:
  Accounts payable and accrued
    expenses                                       $    8,964    $   10,169
  Accrued income taxes                                  2,511         2,119
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts                                  97           102
                                                    ---------     ---------
    Total current liabilities                          11,572        12,390

Deferred tax liabilities                                1,790         1,790

Shareholders' equity:
  Preferred stock, par value $.50:
    authorized - 1,000,000 shares,
    none issued                                            -             -
  Common stock, par value $.10:
    authorized - 15,000,000 shares;
    issued 8,629,376 at December 28, 1997
    and 8,521,000 at June 30, 1997                        863           852
  Additional paid-in capital                           24,093        22,749
  Retained earnings                                    54,695        50,104
  Treasury stock, at cost
    (742,144 shares at December 28, 1997
    and 547,719 at June 30, 1997)                     (12,111)       (8,007)
  Foreign currency translation
    adjustment                                            883           687
                                                    ---------     ---------
    Total shareholders' equity                         68,423        66,385
                                                    ---------     ---------
      Total liabilities and shareholders Equity    $   81,785    $   80,565
                                                    =========     =========


See accompanying notes to Consolidated Financial Statements.






                                   CHEMFAB CORPORATION
                                   -------------------
                            CONSOLIDATED STATEMENTS OF INCOME
                            ---------------------------------
                                      (Unaudited)
                                     (in thousands)

                                                 Three Months Ended               Six Months Ended
                                            ----------------------------     ----------------------------
                                              12/28/97        12/29/96         12/28/97        12/29/96
                                              --------        --------         --------        --------
Net sales                                  $      25,902    $     22,127    $      48,055    $     42,065
Cost of sales                                     17,168          14,669           31,762          27,860
                                            ------------     -----------     ------------     -----------
Gross profit                                       8,734           7,458           16,293          14,205
Selling, general and
   administrative expenses                         4,271           3,832            8,240           7,516
Research and development                             763             663            1,422           1,225
Other expense (income)                                32            (111)              48            (132)
Interest income, net                                 (78)            (47)            (160)            (18)
                                            ------------     -----------     ------------     -----------

Income before income taxes                         3,746           3,121            6,743           5,614

Provision for income taxes                         1,197             996            2,156           1,789
                                            ------------     -----------     ------------     -----------
Net income                                 $       2,549    $      2,125    $       4,587    $      3,825
                                            ============     ===========     ============     ===========
Earnings per share:
   - Basic                                         $0.32           $0.26            $0.58           $0.48
   - Diluted                                       $0.31           $0.26            $0.56           $0.46

Weighted average common share outstanding:
   - Basic                                         7,926           8,033            7,947           8,021
   - Diluted                                       8,251           8,246            8,263           8,248



See accompanying notes to Consolidated Financial Statements.







                       CHEMFAB CORPORATION
                       -------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                         (Unaudited)
                        (in thousands)

                                                       Six Months Ended
                                                       ----------------
                                                    Dec. 28, 1997       Dec. 29, 1996
                                                   ---------------     ---------------
Cash flows from operating activities:

  Net income                                      $         4,587     $         3,825

  Adjustments to reconcile net income to net
    cash provided by operations:
      Depreciation and amortization                         2,370               2,125
      Change in assets and liabilities:
        Receivables                                        (2,204)                651
        Costs and estimated earnings in excess
        of billings on uncompleted contract, net              723                (181)
        Inventories                                        (1,527)             (1,321)
        Prepaid expenses and other                           (233)               (283)
        Other assets                                         (117)               (227)
        Accounts payable and accrued expense               (1,216)             (1,044)
        Income taxes                                          370                 354
        Deferred tax assets and liabilities                    (2)                 69
                                                    -------------       -------------
          Total adjustments                                (1,836)                143
                                                    -------------       -------------

        Net cash provided by operating activities           2,751               3,968

Cash flows from investing activities:
  Capital expenditures, net                                (2,476)             (1,492)
                                                    -------------       -------------
    Net cash used in investing activities                  (2,476)             (1,492)
                                                    -------------       -------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                   1,401               1,843
  Purchase of treasury shares                              (4,104)             (1,450)
  Repayment of long-term debt                                  -               (2,447)
                                                    -------------       -------------
    Net cash used in financing activities                  (2,703)             (2,054)
                                                    -------------       -------------
Effect of exchange rate changes on cash                        23                 (23)
                                                    -------------       -------------
Net (decrease) increase in cash and cash equivalents       (2,405)                399

Cash and cash equivalents at beginning of year              8,055               5,017
                                                    -------------       -------------
Cash and cash equivalents at end of period        $         5,650     $         5,416
                                                    =============       =============

Interest paid                                     $           -      $            106
Income taxes paid                                 $         1,611    $            928


See accompanying notes to the Consolidated Financial Statements.




                              CHEMFAB CORPORATION
                               -------------------
                   Notes to Consolidated Financial Statements
                    -----------------------------------------
                               December 28, 1997
                                -----------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES


     PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at December 28, 1997 and June 30, 1997 and the consolidated statements of income and cash flows for the three months and six months ended December 28, 1997 and December 29, 1996. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

    Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1997 (file no. 0-12767).

NOTE 2 - INVENTORIES:

     Inventories consisted of the following:

                            December 28, 1997     June 30, 1997
                            -----------------     -------------

                                         (in thousands)

     Finished Goods             $ 6,433              $  6,153
     Work in Process              6,444                 5,597
     Raw Materials                5,032                 4,623
                                 ------               -------
                                $17,909               $16,373
                                =======               =======

NOTE 3 - COMMITMENTS AND CONTINGENCIES:

    In connection with the CERCLA litigation pertaining to the Bennington Landfill Superfund Site described in Part 1, Item 3 in the Company's 1997 Form 10-K, the District Court has approved the Consent Decree and the settlement payment has been made.

    Various other lawsuits and claims are pending or have been asserted against the Company, including matters previously disclosed by the Company in its Form 10-K for the year ended June 30, 1997. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that their disposition, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.

NOTE 4 - EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 replaces APB Opinion 15 and related interpretations (APB
     15). The new standard attempts to simplify the computation of earnings per share (EPS) by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirement.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and year-to-date, respectively:


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                  12/28/97   12/29/96   12/28/97   12/29/96
                                  -----------------------------------------
                                              ( in thousands)
NUMERATOR:
Net income for both basic and
 diluted earnings per share        $ 2,549    $ 2,125    $ 4,587    $ 3,825
                                   =======    =======    =======    =======


DENOMINATOR:
Denominator for basic earnings
 per share - weighted average
 outstanding shares                  7,926     8,033      7,947      8,021
Effect of dilutive securities:
 Stock options to employees,
 directors and consultants             325       213        316        227
                                       ---       ---        ---        ---
   Potential dilutive
   common shares                       325       213        316        227


Denominator for diluted earnings
 per share - adjusted weighted
 average shares and effects of
 assumed conversions                 8,251     8,246      8,263      8,248
                                     =====     =====      =====      =====


Basic earnings per share            $ 0.32    $ 0.26     $ 0.58     $ 0.48
                                    ======    ======     ======     ======


Diluted earnings per share          $ 0.31    $ 0.26     $ 0.56     $ 0.46
                                    ======    ======     ======     ======



Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                      THREE MONTHS ENDED DECEMBER 28, 1997


NET SALES
---------


The Company's consolidated net sales for the three months ended December 28, 1997, the second quarter of fiscal 1998, increased 17% to $25,902,000 from $22,127,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 4% over the year earlier period while shipments of architectural products rose 198%. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 19% and Worldwide engineered product sales would have increased by 6% over the previous year.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 7% to $12,637,000 from $11,800,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's food processing, protective systems, and general distributor markets offsetting lower sales in the electrical and electronic markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) declined 9% to $6,687,000 from $7,368,000 in the same quarter last year. During the fiscal 1998 quarter, reported revenue was adversely impacted by weaker mainland European currencies relative to the British Pound Sterling. Had these currency exchange rates remained unchanged from the prior year, European Business Group sales for the quarter, prior to translation into U.S. dollars, sales would have decreased 3% over the same quarter a year ago. Since the British Pound is expected to remain generally strong relative to mainland Europe currencies for some time to come, management has taken several steps to mitigate, to the extent possible, the resulting adverse effect on the European Business Group margins and profits.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 40% to $1,988,000 from $1,419,000 in the same quarter last year. This increase was the result of a continued marketing emphasis and sales focus into this geographic area since the establishment of this business group approximately two years ago. Percentage revenue growth from industrial product shipments into the Asia Pacific region is expected to remain strong through the fiscal year.

Architectural Product sales increased 198% to $4,590,000 from $1,540,000 in the same quarter last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year. The Company expects that architectural product sales for the remainder of the year will be significantly above the levels achieved last year.

GROSS PROFIT MARGINS
--------------------

Gross profit margins as a percentage of consolidated net sales were 33.7% for the quarter, consistent with last year. The Company maintained its gross margin percentage despite continued margin pressures in Europe due the strong British Pound and other competitive price pressures in Europe.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------------------

Selling, general and administrative expenses increased 11% to $4,271,000 from
$3,832,000 in the same quarter last year.   This increase resulted from the
combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Japan as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales was 16%, down slightly from the second quarter of last year.

Research and development expenses were $763,000 compared to last year's level of $663,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities.

INTEREST INCOME
----------------

The Company had net interest income of $78,000 for the quarter compared to $47,000 for the same quarter last year. The increase is mainly a result of a higher average cash balance during this fiscal year.

OTHER (INCOME) EXPENSE
----------------------

The company had net other expense of $32,000 for the three months ended December 28, 1997 compared to $111,000 of net other income for the same period last year. Included in the year-earlier period is $95,000 of income related to a fire insurance claim.

                       SIX MONTHS ENDED DECEMBER 28, 1997


NET SALES
---------

The Company's consolidated net sales for the six months ended December 28, 1997, the first half of fiscal 1998, increased 14% to $48,055,000 from $42,065,000 in the same period last year. The Company continues to be affected by the weak mainland European currencies. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 16%. Shipments of the Company's engineered products worldwide increased 7% over the year earlier, while architectural product shipments increased 84% for the same period.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 11% to $23,996,000 from $21,645,000 for the same period last year. This sales increase resulted principally from strength in the Company's food processing, lab test and general distributor markets, offsetting lower sales in the electrical and electronic markets.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) for the first half of the fiscal year decreased 5% to $12,853,000 from $13,507,000 in the same period last year. As stated above, the European Business Group's reported revenue continues to be affected by the weak mainland European currencies and competitive price pressures. Measured in constant currency rates, prior to translation into U.S. dollars, sales would have increased 1% over the same period last year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 29% to $3,488,000 from $2,714,000 in the same period last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of operations in China and Japan within the last two years. Sales from the Company's newly established China subsidiary were not significant during the first six months of fiscal 1997.

Architectural Product sales increased 84% to $7,718,000 from $4,199,000 in the same period last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year.


GROSS PROFIT MARGINS
--------------------

Gross profit margins as a percentage of consolidated net sales improved slightly to 33.9% for the six months ended December 28, 1997, up from 33.8% for the first half of last year. Strengthened margins in the Americas Business Group and Asia Pacific Business Group helped to mitigate margin pressures in Europe due to competitive pressures and strong British Pound.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------------------

Selling, general and administrative expenses increased 10% to $8,240,000 from $7,516,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Japan (that was established after the first half of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, down slightly from last year's level of 18%.

Research and development expenses were $1,422,000 compared to last year's level of $1,225,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher spending is primarily attributed to new product development activities.

OTHER (INCOME) EXPENSE
-----------------------

The Company had net other expense of $48,000 for the six months ended December 28, 1997 compared to $132,000 of net other income in the year-earlier period. Included in the year-earlier period is $95,000 of income related to a fire insurance claim.

INTEREST INCOME
----------------

The Company had net interest income of $160,000 for the six months ended December 28, 1997 compared to net interest income of $18,000 for the same period last year. The increase is the result of surplus cash during the period ended December 28, 1997 compared with bank debt and lower cash balances during the period ended December 29, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 28, 1997, the Company generated $2,751,000 of cash from operations, down from $3,968,000 in the same period of the prior year. The reduction is the result of additional working capital needed to support the higher revenues. During the period, the Company invested $2,476,000 in property, plant and equipment additions, and expended $4,104,000 to repurchase stock under its share repurchase program. The Company also received $1,401,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $34,949,000 from $33,226,000 at the end of fiscal 1997. As of December 28, 1997, the Company had approximately $21,000,000 of additional credit available under its domestic and international borrowing
facilities.    Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities, will be adequate to finance operations during fiscal 1998 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

                           FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.

                          PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

    On October 30,1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following three proposals:

      (1) A proposal to elect seven directors to serve for a one-year term and until their respective successors have been duly qualified and elected.

      (2) A proposal to ratify the adoption and approval by the Board of Directors of an amendment to the Corporation's Second Amended and Restated 1991 Stock Option Plan, as amended (the "1991 Plan"), to provide for an increase in the number of shares of Common Stock authorized for issuance under the 1991 Plan from 1,500,000 to 1,950,000.

      (3) A proposal to ratify the appointment of Ernst & Young LLP as the independent auditor for the Company for the fiscal year ending June 30, 1998.

Results with respect to the voting on each of the above proposals were as follows:

     Proposal 1:
     -----------
     Directors                For            Withhold Authority  Abstentions
     ---------                ---            ------------------  -----------

     Paul M. Cook             5,876,488           496,920             0
     Warren C. Cook           5,885,508           487,900             0
     Robert E. McGill III     5,885,508           487,900             0
     James E. McGrath         5,885,508           487,900             0
     Duane C. Montopoli       5,881,008           492,400             0
     Nicholas Pappas          5,885,508           487,900             0
     John W. Verbicky         5,885,508           487,900             0

     Proposal 2:
     -----------

     3,370,702       Votes For
     1,043,718       Votes Against
       319,267       Abstentions


     Proposal 3:
     -----------

     6,350,709      Votes For
        15,554      Votes Against
         7,145      Abstentions



ITEM 5. OTHER MATTERS
----------------------

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

The Company's Board of Directors (with Dr. Pappas absent and abstaining) negotiated and, upon recommendation of its Audit Committee, approved entering into a consulting relationship with Dr. Nicholas Pappas, who currently serves as Chairman of the Company's Board of Directors. On October 30, 1997, the Company accordingly entered into a Consulting Agreement with Dr. Pappas to reflect the terms negotiated and approved by the Board. The Consulting Agreement requires that Dr. Pappas provide various on-going strategic consulting services to the Company commencing on October 30, 1997. In consideration for these consulting services, Dr. Pappas was awarded a one-time, non-qualified stock option award to purchase 20,000 shares of the Company's Common Stock at a price of $21.125 per share (the closing price on the date the Board of Directors approved the Consulting Agreement). This option vests at a rate of 25% per year, commencing with the first 25% on October 30, 1997 and continuing on each anniversary of that date for the next three years. The Consulting Agreement also requires the Company to pay Dr. Pappas $10,000 quarterly with the first payment being made on
December 30, 1997.   The Consulting Agreement may  be mutually canceled by
either party with thirty days notice.

On December 1, 1997, the Company entered into a contract (the "Contract") for a twelve month research project with Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties ("VPI"). Under the terms of the Contract, the Company is required to pay VPI $60,000 over twelve months to cover facilities and equipment costs and the costs of time and materials for the research services rendered by VPI graduate students supervised by Drs.
McGrath and Wilkes (an associate of Dr. McGrath).   The agreement between the
parties does not contemplate that any compensation or any other consideration will be paid to Dr. McGrath or Dr. Wilkes. The Company has the right under the Contract, upon payment of additional consideration, to acquire exclusive license(s) for inventions and other intellectual property conceived (in whole or in part) by VPI from this Contract. Dr. McGrath is the Ethyl Chaired Professor of Chemistry at VPI and serves as Director of the Company. The
Board of Directors (with Dr. McGrath abstaining), upon the recommendation of its Audit Committee, believes that the Contract with VPI is in the Company's best interests, and has approved and ratified its execution.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)     EXHIBITS
           --------

          The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:


          10(a)(16) Form of Stock Option Agreements under Plan, for Officers, Directors, Director Consultants, and Non-Officer Employees, relative to options issued on or after the effective date of Amendment No.2 to the Plan (see Exhibit 10(a)(12) to the Company's Quarterly Report on Form 10Q for the quarter ended September 28, 1997)

          10(a)(17)Amendment No.3 dated as of October 30, 1997, to the Second Amended and Restated 1991 Stock Option Plan as amended, (the "Plan") increasing number of shares for which Officer/director/employee shares may issue to 1,950,000.

          10(b)(9) Consulting Agreement dated October 30, 1997 between Chemfab Corporation and Chemfab Director Dr. Nicholas Pappas.

          10(b)(10)Memorandum of Agreement dated as of December 1, 1997 between Chemfab Corporation and Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties.

                 (b)   REPORTS ON FORM 8-K
                       -------------------
                       None.




                                   SIGNATURES
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHEMFAB CORPORATION


Date: February 10, 1998            /s/ John W. Verbicky
                                   ---------------------------------------------
                                   John W. Verbicky, President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

Date: February 10, 1998            /s/ Moosa E. Moosa
                                   ------------------
                                   Moosa E. Moosa
                                   Vice President Finance, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

 Date: February 10, 1998           /s/ Hilary A. Arwine
                                   ---------------------
                                   Hilary A. Arwine
                                   Controller
                                   (Principal Accounting Officer)