Form 10-Q
period 1998-03-29
CHEMFAB CORP
filed 1998-05-11
CIK 725813

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended

                                MARCH 29, 1998

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

                      YES            X                NO
                                  ------------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       AS OF APRIL 30, 1998, THE COMPANY HAD 7,820,550 SHARES OF COMMON
                STOCK, PAR VALUE $0.10 PER SHARE, OUTSTANDING.


                              CHEMFAB CORPORATION
                               -------------------

                                     INDEX
                                     -----



Part I.     Financial Information                             Page No.
                                                              --------

      Item 1. Financial Statements

              Consolidated Balance Sheets at
              March 29, 1998 and June 30, 1997                   3

              Consolidated Statements of Income for the
              Three Months and Nine Months Ended
              March 29, 1998 and March 30, 1997                  5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended March 29, 1998 and
              March 30, 1997                                     6

              Notes to Consolidated Financial Statements         7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                9


Part II.  Other Information


      Item 3. Legal Proceedings                                  13

      Item 6. Exhibits and Reports on Form 8-K                   13

      Signatures                                                 14



                             CHEMFAB CORPORATION
                             -------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (in thousands)


                                                   March 29,      June 30,
                                                     1998           1997
                                                  ----------     ----------
                                                  (Unaudited)

Current assets:
    Cash and cash equivalents                   $       8,315  $       8,055
    Receivables:
       Trade                                           20,220         17,078
       Other                                               85            425
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                1,835          1,741

    Inventories                                        17,346         16,373

    Prepaid expenses, and other current assets            976          1,174
    Deferred tax assets                                   772            770
                                                  -----------     ----------
       Total current assets                            49,549         45,616


Property, plant and equipment, at cost                 48,801         43,937
    Less: accumulated depreciation                     25,365         22,465
                                                  -----------     ----------
    Property, plant and equipment, net                 23,436         21,472

Goodwill, net                                          10,228         10,740
Other assets                                            2,712          2,737
                                                  -----------    -----------
          Total assets                          $      85,925  $      80,565
                                                  ===========    ===========


See accompanying Notes to Consolidated Financial Statements.



                              CHEMFAB CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  March 29,      June 30,
                                                    1998           1997
                                                  ---------    ----------
                                                (Unaudited)

Current liabilities:
    Accounts payable and accrued
         expenses                              $      10,435        10,169
    Accrued income taxes                               3,248         2,119
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                            82           102
                                                 -----------    ----------

       Total current liabilities                      13,765        12,390

Deferred tax liabilities                               1,790         1,790

Shareholders' equity:
    Preferred stock, par value $.50:
       authorized - 1,000,000 shares,
       none issued                                         -             -
    Common stock, par value $.10:
       authorized - 15,000,000 shares;
       issued 8,655,951 at March 29, 1998
       and 8,521,110 at June 30, 1997                    866           852
    Additional paid-in capital                        24,478        22,749
    Retained earnings                                 57,503        50,104
    Treasury stock, at cost
        (805,629 shares at March 29, 1998
         and 547,719 at June 30, 1997)              (13,411)       (8,007)
     Foreign currency translation
         adjustment                                      934           687
                                                 -----------    ----------
       Total shareholders' equity                     70,370        66,385
                                                 -----------    ----------
          Total liabilities and shareholders' $       85,925        80,565
              equity                             ===========    ==========


See accompanying Notes to Consolidated Financial Statements.


                                CHEMFAB CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                  (in thousands)

                                      Three Months Ended     Nine Months Ended
                                    ---------------------- ---------------------

                                     March 29, March 30,  March 29,  March 30,
                                        1998      1997       1998       1997
                                    ---------- ---------  ---------  ---------

    Net sales                      $   27,257  $  23,446  $  75,312  $   65,511
    Cost of sales                      17,983     15,570     49,745      43,430
                                    ---------  ---------  ---------   ---------

    Gross profit                        9,274      7,876     25,567      22,081
    Selling, general and
       administrative expenses          4,421      3,948     12,661      11,464
    Research and development              812        639      2,234       1,864
    Other expense (income)               (31)       (36)         17       (168)
    Interest income, net                 (74)       (70)      (234)        (88)
                                    ---------  ---------  ---------   ---------

    Income before income taxes          4,146      3,395     10,889       9,009

    Provision for income taxes          1,338      1,076      3,494       2,865
                                    ---------  ---------  ---------   ---------
    Net income                    $     2,808  $   2,319  $   7,395  $    6,144
                                    =========  =========  =========   =========

    Earnings per share:
       - Basic                          $0.36      $0.29      $0.93       $0.76
       - Diluted                        $0.34      $0.28      $0.90       $0.74

    Weighted average common share
    outstanding:
       - Basic                          7,860      8,111      7,918       8,051
       - Diluted                        8,160      8,338      8,228       8,280


    See accompanying Notes to Consolidated Financial Statements.





                              CHEMFAB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                          Nine Months Ended
                                                     ---------------------------
                                                    March 29,       March 30,
                                                       1998            1997
                                                    ---------      ----------

Cash flows from operating activities:
   Net income                                      $    7,395      $     6,144

   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                   3,615            3,230
        Change in assets and liabilities:
           Receivables                                (2,653)            1,197
           Costs and estimated earnings in
              excess of billings on
              uncompleted contracts, net                (114)            (588)
           Inventories                                  (967)          (1,988)
                             9
           Prepaid expenses and other                     174            (690)
           Other assets                                 (384)            (487)
           Accounts payable and accrued expenses          249              264
           Accrued income taxes                         1,093              630
           Deferred tax assets and liabilities            (2)               83
                                                    ---------       ----------
           Total adjustments                            1,011            1,651
                                                    ---------       ----------

           Net cash provided by operating               8,406            7,795
              activities
   Cash flows from investing activities:
        Capital expenditures (net)                    (4,528)          (2,451)
                                                    ---------       ----------
           Net cash used in investing activities      (4,528)          (2,451)

   Cash flows from financing activities:
        Proceeds from exercise of stock options         1,743            4,046
        Repayment of long-term debt                         0          (2,447)
        Purchase of treasury shares                   (5,404)          (3,655)
                                                    ---------       ----------

           Net cash used in financing activities      (3,661)          (2,056)

   Effect of exchange rate changes on cash                 43             (18)
                                                    ---------       ----------

   Net increase in cash and cash equivalents              260            3,270

   Cash and cash equivalents at beginning of year       8,055            5,017
                                                    ---------       ----------

   Cash and cash equivalents at end of period      $    8,315       $    8,287
                                                    =========       ==========


  Interest paid                                   $         0     $        106
  Income taxes paid                               $     2,248     $      1,168


See accompanying Notes to Consolidated Financial Statements.




                              CHEMFAB CORPORATION
                               -------------------

                   Notes to Consolidated Financial Statements
                    -----------------------------------------
                                 March 29, 1998
                                 --------------
                                  (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 29, 1998 and June 30, 1997 and the consolidated statements of income and cash flows for the three months and nine months ended March 29, 1998 and March 30, 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

    Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1997 (file no. 1-12767).

NOTE 2 - INVENTORIES:

     Inventories consisted of the following:

                               March 29, 1998     June 30, 1997
                               --------------     -------------
                                          (in thousands)

     Finished Goods             $  5,833              $  6,153
     Work in Process               6,920                 5,597
     Raw Materials                 4,593                 4,623
                                --------               -------
                                $ 17,346               $16,373
                                ========               =======

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

NOTE 4 - EARNINGS PER SHARE

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which is effective for periods ending after December 15, 1997, including interim periods. SFAS 128 replaces APB Opinion 15 and related interpretations (APB 15). The new standard attempts to simplify the computation of earnings per share (EPS) by replacing the presentation of primary earnings per share with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB 15. Both earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirement.


The following table sets forth the computation of basic and diluted earnings per share for the quarter and year-to-date, respectively:


                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   3/29/98  3/30/97   3/29/98   3/30/97
                                   -------  -------   -------   -------

                                             ( in thousands)
NUMERATOR:
Net income for both basic and
 diluted earnings per share        $ 2,808  $ 2,319   $ 7,395    $  6,144
                                   =======  =======   ========   ========

DENOMINATOR:
Denominator for basic earnings
 per share - weighted average
 outstanding shares                  7,860    8,111     7,918       8,051

Effect of dilutive securities:
 Stock options to employees,
 directors and consultants             300      227       310         229
                                   -------  --------  --------   --------
Denominator for diluted earnings
 per share - adjusted weighted
 average shares and effects of
 assumed conversions                 8,160    8,338     8,228       8,280
                                   =======  ========  ========   ========

Basic earnings per share           $  0.36  $  0.29   $   0.93   $   0.76
                                   =======  ========  ========   ========

Diluted earnings per share         $  0.34  $  0.28   $   0.90   $   0.74
                                   =======  ========  ========   ========




Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                       THREE MONTHS ENDED MARCH 29, 1998

NET SALES
---------

The Company's consolidated net sales for the three months ended March 29, 1998, the third quarter of fiscal 1998, increased 16% to $27,257,000 from $23,446,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 5% over the year earlier period while shipments of
architectural products rose 107%.   Had mainland European currencies and the
Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 18% and worldwide engineered product sales would have increased by 7% over the previous year.

The Company's consolidated financial statements include revenue derived from transactions with external customers for many products sold into various geographic regions. The following information has been compiled to present such revenues by certain major product groups manufactured or sold in different regions.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 15% to $13,507,000 from $11,737,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's communication and protective system markets offsetting lower sales in the electrical, electronic and the aerospace markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) declined 5% to $7,293,000 from $7,693,000 in the same quarter last year. During the fiscal 1998 quarter, reported revenue continued to be adversely impacted by weaker mainland European currencies relative to the British Pound Sterling and competitive price pressures. If these currency exchange rates had remained unchanged from the prior year, European Business Group sales for the quarter, prior to translation into U.S. dollars would have increased 1% over the same quarter a year ago. Because the British Pound is expected to remain generally strong relative to mainland Europe currencies for some time to come, management has continued to take steps to mitigate, to the extent possible, the resulting adverse effect on the European Business Group margins and profits.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) decreased 22% to $1,214,000 from $1,481,000 in the same quarter last year. This was the first quarterly period in which the adverse economic conditions in Asia had an unfavorable impact on the Company's consolidated sales. Percentage revenue growth in the next few quarters from industrial product shipments into the Asia Pacific region will largely be dependent on the ability of the various Asian economies to recover from the current severe economic conditions in the area.

Architectural Product sales increased 107% to $5,243,000 from $2,535,000 in the same quarter last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year. Although the architectural business has been inherently cyclical, recent order entry continues at historically high levels. Based on current backlogs and other relevant market data, the Company expects that architectural product sales for the remainder of the year will be significantly above the levels achieved last year.


GROSS PROFIT MARGINS
--------------------

Gross profit margins as a percentage of consolidated net sales were 34.0% for the quarter, up from 33.6% for the same quarter last year. Gross profit benefited from manufacturing leverages and a continuing commitment to effective expense management, offset by the traditionally lower margins on architectural product. The Company increased its consolidated gross margin percentage despite continued margin pressures in Europe due to the strong British Pound and other
competitive price pressures in Europe.   During the quarter, the Company
commenced use of new and cost-efficient production capacity which, together with new additions in the fourth quarter, is now available to meet expected demands.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------------------

Selling, general and administrative expenses increased 12% to $4,421,000 from
$3,948,000 in the same quarter last year.   This increase resulted from the
combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Japan as well as normal increases in salaries and additional bad debt reserves. Selling, general and administrative expenses as a percentage of sales were 16%, down slightly from the third quarter of last year.


Research and development expenses were $812,000 compared to last year's level of $639,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities.


OTHER (INCOME) EXPENSE
----------------------

The Company had net other income of $31,000 for the current quarter, compared to $36,000 of net other income for the same quarter last year.


INTEREST INCOME
----------------

The Company had net interest income of $74,000 for the current quarter, compared to $70,000 for the same quarter last year.



                        NINE MONTHS ENDED MARCH 29, 1998

NET SALES
---------

The Company's consolidated net sales for the nine months ended March 29, 1998 increased 15% to $75,312,000 from $65,511,000 in the same period last year. The Company continues to be affected by the weak mainland European currencies. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 17%. Shipments of the Company's engineered products worldwide increased 6% over the year earlier, while architectural product shipments increased 93% for the same period.

The Company's consolidated financial statements include revenue derived from transactions with external customers for many products sold into various geographic regions. The following information has been compiled to present such revenues by certain major product groups manufactured or sold in different regions.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 12% to $37,504,000 from $33,379,000 for the same period last year. This sales increase resulted principally from strength in the Company's food processing, lab test and general distributor markets, offsetting lower sales in the electrical, electronic and processor markets.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) for the first nine months of the fiscal year decreased 5% to $20,146,000 from $21,201,000 in the same period last year. As stated above, the European Business Group's reported revenue continues to be affected by the weak mainland European currencies and competitive price pressures. Measured in constant currency rates, prior to translation into U.S. dollars, European Business Group sales would have increased 1% over the same period last year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 12% to $4,702,000 from $4,197,000 in the same period last year. This increase was the result of a strong marketing and sales focus into this geographic area since the establishment of operations in China and Japan within the last two years. However, the recent economic crisis in certain Asian countries has caused a downward trend in revenues in the most recent quarter.

Architectural Product sales increased 93% to $12,960,000 from $6,734,000 in the same period last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year. Although the architectural business has been inherently cyclical, recent order entry continues at historically high levels. Based on current backlogs and other relevant market data, the Company expects that architectural product sales for the full fiscal year are likely to continue at record levels.


GROSS PROFIT MARGINS
--------------------

Gross profit margins as a percentage of consolidated net sales improved slightly to 33.9% for the nine months ended March 29, 1998, up from 33.7% for the same period last year. Consolidated gross profit margins benefited from manufacturing leverages and a continuing commitment to effective expense management. Strong margins in the Americas Business Group helped to mitigate some of the margin pressures in Europe due to competitive pressures and the strong British Pound.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES
----------------------------------------------------------

Selling, general and administrative expenses increased 10% to $12,661,000 from $11,464,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly established subsidiary operations in Japan (that were established after the first half of last year), as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, unchanged from the same period last year.

Research and development expenses were $2,234,000, compared to last year's level of 1,864,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher spending is primarily attributed to new product development activities.

OTHER (INCOME) EXPENSE
-----------------------

The Company had net other expense of $17,000 for the nine months ended March 29, 1998, compared to $168,000 of net other income in the year-earlier period. Included in the year-earlier period is $95,000 of income related to a fire insurance claim.

INTEREST INCOME
----------------

The Company had net interest income of $234,000 for the nine months ended March 29, 1998, compared to net interest income of $88,000 for the same period last year. The increase is the result of surplus cash during the period ended March 29, 1998, compared with lower cash balances during the period ended March 30, 1997 and the early repayment of debt in September of 1996.


                        LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 29, 1998, the Company generated $8,406,000 cash from operations, up from $7,795,000 in the same period of the prior year. During the period, the Company invested $4,528,000 in property, plant and equipment additions mainly to increase capacity to meet expected customer demand, and expended $5,404,000 to repurchase stock under its share repurchase program. The Company also received $1,743,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital increased to $35,784,000 from $33,226,000 at the end of fiscal 1997. As of March 29, 1998, the Company had approximately $21,000,000 of additional credit available under its domestic and international borrowing
facilities.    Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 1998 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

                           FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including the cyclical nature of the demand for the Company's architectural products and similar economic and industry risks related to the award and continuation of certain large projects, and the Company's ability to penetrate the consumer bakeware liner market. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.

                          PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

See the information under the caption "Note 3 - Commitments and Contingencies" in Notes to Consolidated Financial Statements, on page 7 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

            (a)  EXHIBITS
                 --------

                 None.

            (b)  REPORTS ON FORM 8-K
                 -------------------

                 None.



                                   SIGNATURES
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHEMFAB CORPORATION


Date: May 11, 1998                  /s/ John W. Verbicky
                                   ----------------------
                                   John W. Verbicky, President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

Date: May 11, 1998                  /s/ Moosa E. Moosa
                                   ------------------
                                   Moosa E. Moosa
                                   Vice President-Finance, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

Date: May 11, 1998                  /s/ Hilary A. Arwine
                                   ---------------------
                                   Hilary A. Arwine
                                   Controller
                                   (Principal Accounting Officer)