Form 10-K
period 1998-06-30
CHEMFAB CORP
filed 1998-09-16
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1998   Commission File No. 1-12767

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




            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, $0.10 par value



     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No
                                 -------        -------

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

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant at August 10, 1998 was approximately $172 million. 7,817,900 shares of the Registrant's common stock, $.10 par value, were outstanding on August 10, 1998.


                        DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1998 Annual Meeting of Shareholders of the Registrant to be held on October 29, 1998. Certain information therein is incorporated by reference into Part III hereof.

                                    PART I

ITEM 1   BUSINESS

      CHEMFAB CORPORATION, together with its subsidiaries (hereinafter, the Company), is an international manufacturer and marketer of engineered products based on its expertise and technology in polymeric composite materials.
Relative to alternative materials, the Company's polymer-based composite materials exhibit an outstanding range and combination of performance properties, including superior thermal, chemical, electrical and surface release properties, retention of flexibility-in-use, mechanical strength, and other performance properties tailored to the requirements of particular applications. The majority of the Company's composite materials are made by embedding woven glass fiber into a fluoropolymer resin matrix. The Company also produces and sells specialty fluoropolymer films, silicone elastomers and silicone-based products. Worldwide end-use applications for the Company's products are in electrical, environmental, food processing, architectural, aerospace, communications, laboratory test, protective systems, consumer bakeware applications, and other industrial markets. The Company operates in one business segment.

      The Company's principal executive offices are located at 701 Daniel Webster Highway, P.O. Box 1137, Merrimack, New Hampshire 03054; its telephone number is (603) 424-9000. Unless the context indicates otherwise, the term "Company" in this Form 10-K refers to Chemfab Corporation, a Delaware corporation, as well as its predecessor company incorporated in 1968, and its subsidiaries.

      The Company's marketing and sales efforts are targeted in three geographically distinct areas, as follows: (1) the Americas Business Group (North America and South America), (2) the European Business Group (Europe, the Middle East and Africa), and (3) the Asia Pacific Business Group (the Far East, India and Australia). Each is principally responsible for all sales made in or to its geographic territory, except that the Americas Business Group is responsible for architectural product sales worldwide. This geographic focus enables the company to reduce freight and tariffs, to stay close to its customers, and to exploit changing local demand and economic conditions. From a larger business perspective, however, each regional sales group has many common products, manufacturing processes, distribution techniques and channels, customer types, and economic characteristics along with other similarities. Therefore, the Company operates and reports its results as a single business unit.

PRODUCTS

      The Company has two principal product groups: Engineered Products and Architectural Products. Sales of Engineered Products are summarized separately for Americas Sourced sales and Europe Sourced sales (see "Comparative Sales by Product Group" on page 5) because they represent the activities of different marketing and sales forces and geographically separate manufacturing organizations within the Company; however, the products manufactured and the manufacturing processes at each location are substantially similar, and the products rely principally on the performance properties of the Company's fluoropolymer-containing composite materials, as described above and below, to create value-in-use. No Asia Pacific Sourced sales are presented because the manufactured materials which comprise products sold into the Far East are sourced, at present, from the Company's U.S. and European manufacturing plants and, as such, are reflected in those other categories.

      Engineered Products - Americas Sourced sales include all non-architectural product sales from the Company's U.S. manufacturing plants. These sales are made primarily to customers in the Americas, Australia and the Far East. Engineered Products - Europe Sourced sales include all sales from the Company's European manufacturing plants and are made primarily to customers in Europe, Africa, the Middle East and the Far East. All architectural membrane products are manufactured in the United States and are listed as a separate component of revenue.

      ENGINEERED PRODUCTS. Engineered Products, whether manufactured in the United States or Europe, consist of a broad range of polymer-based composite materials which are generally characterized by their exceptional ability to withstand high temperatures, corrosive chemicals and other harsh conditions, and by their excellent surface release properties. These products are generally used in industrial applications involving severe service environments, but some communications and protective systems products are sold to the U.S. Government and have their own unique performance properties. The majority of the Engineered Products sold by the Company are comprised of woven fiberglass or other high-strength fibrous reinforcements coated or laminated with formulations of polytetrafluoroethylene (PTFE) or other fluoropolymer resins. By designing variations in the reinforcements and the coatings, the Company has engineered many products with specific performance characteristics. The combination of fluoropolymer resins and reinforcing fibers provides the resultant composite materials with performance properties far surpassing those of the separate component materials contained therein.

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

    Food Processing and Consumer Bakeware Market - The Company manufactures and sells a broad range of high temperature conveyor belts and grilling release sheets used in commercial cooking applications and quick service restaurants. These products rely on the excellent release properties of PTFE required by the food processing industry for use in high-temperature cooking. The
    Company's bakeware liners rely on similar technology and performance properties to service the consumer home-cooking market.

    Communications Market - The Company manufactures planar electromagnetic windows, utilizing its RAYDEL(R) Microwave Transmissive Composite, for commercial microwave communications. It also designs and manufactures spherical radomes for radar and high frequency satellite communications that are sold primarily under government prime and subcontracts. These products rely on low signal loss over a wide range of frequencies, and outstanding hydrophobicity, which results in minimal signal loss even in adverse weather conditions.

    Lab Test/Biomedical Market - The Company manufactures a comprehensive product line of high performance elastomeric closures for use in gas and liquid chromatography, environmental testing and the packaging and storage of sterile biomedical culture media. The products, sold under the MICROSEP(R), MICROLINK(R) and PuresealTM trademarks, are based upon a combination of fluoropolymer and silicone elastomer processing technology. The performance of these products relies on the purity, inertness and physical integrity of fluoropolymer films, in combination with the elastomer properties of silicone, to create closures capable of containing the most sensitive chemicals and samples without risk of sample contamination or seal degradation.

      In addition to these specific examples of products that rely on the highly tailored performance properties of the Company's polymer-based composite materials, the Company sells fiber-reinforced composite materials primarily in the form of belting and sheet products, to customers in the packaging, textile, floor covering and other industries that use the products as consumable processing aids in their manufacturing processes. The Company also sells fiber-reinforced composite materials and fluoropolymer films in roll-stock form to end users and distributors for use in a variety of industries where severe service environments exist.

      ARCHITECTURAL PRODUCTS. The Company has developed and markets a line of Architectural Products under the names SHEERFILL(R) Architectural Membrane, ULTRALUX(TM) Architectural Membrane and FABRASORB(R) Acoustical Membrane. These products are made of PTFE-coated fiberglass composite materials that are strong, translucent, fire resistant, self cleaning and long-lived. SHEERFILL(R) and ULTRALUX(TM) are typically used as primary structural components in roof systems and large skylights for athletic facilities, walkways, entrance canopies, convention centers and specialty events structures. The most visible and cost-effective applications for these products are roofing and skylighting systems covering large domed stadiums and transportation terminals. An example of such a roofing application is in the main terminal building at the Denver International Airport. FABRASORB(R) is used inside such structures as a sound dampener and/or decorative liner. Architectural Products are designed to meet demanding structural requirements of this end use application; however these products share some of the same characteristics and manufacturing processes as the Engineered Products.

      Since the inception of the permanent membrane structures business in 1973, establishing and maintaining a reliable delivery system to install permanent membrane structures has been a key element of the Company's strategy to develop the market. Principally for this purpose, over the past twenty years, the Company has held equity positions in several companies that design, fabricate, and install permanent membrane structures. Throughout this period, however, the Company's primary focus has been on establishing itself as a world leader in the development, manufacture and sale of architectural membrane products.

      As part of the market development strategy described above, the Company has participated in two corporate joint ventures. In 1985, the Company formed a corporate joint venture, now named Birdair, Inc. (Birdair), to provide design/engineering, fabrication and installation support services related to permanent membrane structures. Effective March 27, 1992, the Company sold its 47.5% equity interest (and 50% voting interest) in this venture to Taiyo Kogyo Corporation (Taiyo), which owned the other 50% voting interest at that time. As part of the transaction, the Company and Taiyo entered into a 10-year supply agreement pursuant to which the Company continues to be Taiyo's and Birdair's principal supplier of architectural membrane products for permanent fabric structure projects undertaken by each company throughout the world.

      Also in 1985, the Company, together with Nitto Denko Corporation (Nitto Denko) and Taiyo, formed a joint venture company in Japan, Nitto Chemfab Co., Ltd. (Nitto Chemfab), for the purpose of manufacturing and selling architectural and industrial products into the Japanese market. As a result of changes in economic conditions since the joint venture was established, and amendments to its governing agreements, Nitto Chemfab's business activities are now generally limited to promoting architectural membrane products in the Japanese market and providing related customer service and support. Until December 30, 1997, Nitto Chemfab was 39% owned by the Company, with the remaining 51% and 10% owned by Nitto Denko and Taiyo, respectively (see Note 14 of Notes to Consolidated Financial Statements).

      Effective December 30, 1997, Nitto Chemfab repurchased the shares owned by Nitto Denko and Taiyo for a sum of $177,000 and Chemfab Corporation paid $116,000 to the selling shareholders for non-competition covenants and other services. Upon the repurchase of the aforementioned shares, Nitto Chemfab canceled the repurchased shares. As a result, effective December 30, 1997, Nitto Chemfab became a wholly owned subsidiary of Chemfab Corporation.

SALES AND MARKETING

      The Company sells its Engineered Products primarily through a combination of direct sales efforts and commissioned representatives and distributors. Architectural Products are primarily sold pursuant to supply agreements with Birdair, Taiyo, and a customer in Australia. The Company's sales and marketing personnel strive to understand their customers' businesses and respond to their specific applications' needs by drawing from the Company's materials, weaving, coating, film manufacturing, laminating, design engineering, fabricating and installation capabilities and technologies.

                      COMPARATIVE SALES BY PRODUCT GROUP

                                        1998     1997      1996    1995     1994
                                       -----    ------     ----   -----   ------
                                                        (in thousands)

Engineered Products -
Americas Sourced                    $ 51,447  $47,714   $41,436 $38,962  $34,008
Engineered Products -
Europe Sourced                        33,517   33,325    29,710  20,833   13,882

Architectural Products                19,496    9,744    12,736   8,185    4,261
                                    --------   -------   -------  ------   -----

                                    $104,460  $90,783   $83,882 $67,980  $52,151
                                    ========  =======   =======  ======= =======

MAJOR PRODUCT SALES

      Sales of grilling release sheets and belting products used in the food processing industry accounted for 12%, 12% and 11% of the Company's fiscal 1998, 1997 and 1996 sales, respectively.

MANUFACTURING

      The Company's manufacturing processes include the weaving of fibrous reinforcing materials, the application of formulated coatings to reinforcements, the production of multi-layer films, and the combination of such materials as multi-layer composites by lamination. The Company's manufacturing processes also include extrusion, precision calendering and lamination of silicone elastomers.

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

      Coatings are produced from aqueous formulations of fluoropolymer resins in the Company's North Bennington, Vermont; Merrimack, New Hampshire; Kilrush, Ireland and Littleborough, England facilities, employing equipment and control systems substantially designed by the Company.

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

      Design/engineering and fabrication of end-use articles are primarily carried out at the Company's Merrimack, New Hampshire facility. Light fabrication of conveyor belts, food processing release sheets and other products is also performed at the Company's North Bennington, Vermont; Schaumburg, Illinois; Kilrush, Ireland; Littleborough, England; Valencia, Spain; Suzhou, China; Tokyo, Japan and Sao Paulo, Brazil facilities. The Company designs and builds substantially all of the jigs, fixtures, heat sealing machinery and other equipment required for fabrication.

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

      In March 1997, OC informed the Company of its intent to cease supplying Beta to all of its customers and, more specifically, to the Company effective March 31, 1999 pursuant to the above-described two year notice requirement. Concurrently, the Company entered into an agreement with OC aimed at the development by OC, over the remaining Beta supply period, of a new continuous filament fiberglass yarn to replace Beta in those products wherein Beta has been utilized. A related objective of this collaborative effort is for such new glass fiber to also provide, relative to Beta, improved cost/performance for the benefit of the Company and enhanced production efficiencies for the benefit of OC. Based on development work conducted to date, management believes that this development program will be successful. Nevertheless, over the remaining Beta supply period, the Company may inquire about, and attempt to contract for, alternative sources of supply of Beta-type fiberglass yarn.

      Subject to the foregoing, the Company believes that it maintains adequate inventories and close working relationships with its suppliers to provide for a continuous and adequate supply of raw materials for production. The Company has not experienced any serious interruptions in production due to a shortage of raw materials.

BACKLOG

      The Company's backlog, comprised firm orders or unfilled portions thereof, at the dates indicated were as follows:

                                                        At June 30,
                                           -----------------------------------
                                              (in thousands)

                                               1998          1997        1996
                                             ------         -----       -----

Engineered Products - Americas Sourced     $  6,755       $ 9,792    $  8,172

Engineered Products - Europe Sourced          2,905         3,350       3,117

Architectural Products                        4,944         1,670       2,192
                                            -------       -------     -------

                                            $14,604       $14,812     $13,481
                                            =======       =======     =======

      Included in the June 30, 1998 and June 30, 1997 backlog is approximately $2,034,000 and $4,553,000 respectively, attributable to United States Government prime contracts and subcontracts. All United States Government contracts, whether funded or unfunded, can be terminated or curtailed at the convenience of the Government.

      The reduction in backlog is primarily due to a reduction in United States Government prime contracts and subcontracts. The Company expects to recognize as revenue in fiscal 1999 virtually all of its June 30, 1998 backlog.

OTHER

      In addition to normal business risks, operations outside the United States are subject to other risks including: the political, economic and social environment; governmental laws and regulations; and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

      Fiscal 1998 expenditures for Company-sponsored research and development were $3,005,000, representing approximately 2.9% of consolidated net sales, an amount which management believes was sufficient to support continuing new product and process development. Comparable expenditures in 1997 and 1996 were $2,498,000 and $2,270,000, respectively, which represented approximately 2.8% and 2.7% respectively of consolidated net sales.

      During fiscal 1998, the Company devoted research efforts to support existing business and new opportunities. In support of existing business, the Company has explored the development of new and modified polymeric compositions. This has led to expanded opportunities such as new applications for wire and cable insulation products, pharmaceutical closures, and high transmission architectural membranes. In this latter application, a U.S. patent has been obtained for structural membranes facilitating a 50-100% increase in light transmission relative to the Company's current SHEERFILL(R) line of Architectural Products. Based on this performance, a trademarked product line known as ULTRALUX(TM) has been launched to exploit a growing opportunity for covered sports facilities that may feature live turf instead of synthetic grass.

      Research activities in support of new business opportunities have explored new polymers and combinations of materials which offer substantially different product forms and performance benefits compared to the Company's existing composites. Performance features associated with this new technology are designed to lead the Company into significant new markets and application areas while maintaining the high performance characteristics of its existing products.

COMPETITION

      The Company faces domestic, international and global competition from companies doing business in one or more of the Company's principal product lines (See Item 1 Business-Products). The Company has met this competition through the integration of its materials, equipment design and processing technologies. The Company also competes on the basis of technological suitability, quality and price of its products, its ability to meet individual customer specifications, and the quality of technical assistance and service furnished to customers.

      The majority of the Company's engineered products are composed of the Company's fluoropolymer-containing composite materials and specialty fluoropolymer films. These materials are manufactured through the application of a number of different production processes, including custom fiber reinforcement weaving, fluoropolymer coating, fluoropolymer film casting, and fluoropolymer film lamination. In the area of fluoropolymer coated composites, the Company has three major and several smaller competitors worldwide in a relatively mature marketplace. The Company believes that it is one of the market leaders in both the United States and Europe in the majority of product lines based on this production methodology. The Company's multi-layer fluoropolymer films and products made from fluoropolymer film laminates are based on proprietary technologies and, accordingly, through the protection and use of these technologies the Company can offer specialized multi-layer fluoropolymer films and products using these process technologies. These products do, however, compete with other valued products comprised of similar and dissimilar materials.

      In the area of high performance elastomeric closures, the Company has four major and several smaller competitors worldwide.

      The Company has a wide breadth of product offerings in these specialty niches, which has enabled the Company to compete effectively in the global markets where it does business. The Company's fluoropolymer-containing composite materials are also fabricated into end-use products. The Company believes that these fabricated articles, which include chemical protective suits, spherical radomes, and military shelters, compete favorably against products manufactured from other materials.

      The Company's architectural membrane products, which are sold primarily through supply agreements with Birdair, Taiyo, and a customer in Australia, have been used in many high-profile projects worldwide. The Company believes its historically strong sales in this field are the result of its expertise in wide-width weaving and coating, coupled with the technical experience and marketing efforts of its customers in the design/engineering and installation of permanent membrane structures. SHEERFILL(R) Architectural Membrane and ULTRALUXJ Architectural Membrane products compete with alternative construction materials and with permanent architectural membrane materials manufactured by other companies. Continuation of strong sales of Architectural Products depends on many factors, including the risk factors identified on page 20, and the litigation that Birdair has initiated against the Company (see Item 3 Legal Proceedings).

PATENTS AND TRADEMARKS

      The Company holds numerous patents covering manufacturing processes and product compositions. In addition, the Company has several patent applications on file, including applications related to specific end-uses for its products.

      During fiscal year 1998, the Company received, from the United States Patent Office, a patent for a high light-transmission architectural membrane product. The Company has pending applications for the same product in Japan and Europe. In addition, a trademark application for ULTRALUXJ Architectural Membrane has been filed for use with this product. These high light-transmission architectural membranes are expected to serve markets in sports arena and stadium applications.

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

EMPLOYEES

      At June 30, 1998, the Company had 641 full-time employees. The Company's U.S.-based employees are non-unionized. A majority of wage employees at the Company's facilities in Littleborough, England and Kilrush, Ireland (totaling approximately 80 employees) are members of local unions. The Company's wholly-owned subsidiaries at each of these facilities is a party to separate collective bargaining agreements ("CBA"). However, the Company believes that the risk of a strike, walkout or other labor disruption is not material (either in terms of probability of occurrence or magnitude of impact) to the Company's global operations, in light of the following factors:

   (a)  good labor relations generally at both European facilities, due to:
        (i) a competitive rate of pay and work conditions; (ii) a history of successful CBA negotiations and renewals; and (iii) favorable relations between current local management and union representatives and;
   (b) a low probability that a strike might occur at both European facilities at the same time, because the operating subsidiaries are located in different countries (with resulting different economic conditions) and have CBAs with different unions. Accordingly, in the event of a strike at one or both locations, the Company would have the ability to source products currently manufactured at the subject location from the Company's other United States or European facilities, as generally described previously in this Form 10-K (see Item 1 Business, Products, and Manufacturing).

ITEM 2   PROPERTIES

      The sales, marketing, administrative, research and development, manufacturing and distribution facilities used by the Company and its subsidiaries are located in four different states within the U.S., and in Ireland, England, Spain, Japan, Brazil and China. The Company owns an aggregate of approximately 306,000 square feet of facilities, and leases approximately 159,000 square feet of additional space.

      The Company owns its Merrimack, New Hampshire headquarters site, which consists of a 175,000 square foot building and 21 acres of land. The Company also has a 10-year right (expiring in 2003) to purchase an additional 32 acres of adjacent undeveloped land.

      In the opinion of the Company, its properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to conduct its business at present levels. A summary of the square footage of floor space currently being utilized at the Company's facilities at June 30, 1998 is as follows:

                                          NO.  OF
            PRIMARY USE                   LOCATIONS     OWNED         LEASED(1)

Manufacturing and engineering               11          249,000       128,000

Research and development,                   11(2)        57,000        31,000
sales and administrative
office facilities

         (1) The leases in the Republic of Ireland and Spain are tenant-at-will leases; leases in Japan expire in 2000, Vermont in 1998, Brazil in 2000, Illinois in 1998, China in 1999, New York in 1999, New Hampshire and England in 2000. Leased space in these locations is primarily used for storage and/or sales and administrative functions. Principal manufacturing facilities in New Hampshire, Vermont and Ireland are owned by the Company.

         (2) Of the Company's eleven research and development, sales and administrative office facilities, all are located together with manufacturing and engineering facilities.

ITEM 3 LEGAL PROCEEDINGS

     The Company is party to litigation relating to a large government-sponsored project utilizing PTFE-coated fabric as the roof membrane for thousands of tent-styled shelters in Mina, Kingdom of Saudi Arabia. The project, which is known as Tent City and is being constructed in three phases, provides shelters for use during the annual pilgrimmage, or hajj, to Mecca. As of August 31, 1998, the Company did not have an order or contract to supply PTFE-coated fabric to Tent City.

     In June 1998, Birdair commenced litigation against the Company in Superior Court in Hillsborough County, New Hampshire. The plaintiff asked the court for a declaratory judgment or the issuance of an injunction preventing Chemfab from selling Architectural Products for use in Tent City. Birdair's petition does not currently include a request for damages. Birdair contends that the sale of Architectural Products to Tent City without Birdair's involvement would violate certain provisions of a supply agreement between Birdair's parent company, Taiyo, and Chemfab. In light of all the facts and circumstances, the Company believes in good faith that its actions in pursuing an opportunity to supply Architectural Products to Phase II of Tent City have been and are permissible. On July 2, 1998, the court denied Birdair's request for injunctive relief, in spite of a preliminary finding that Birdair would be likely to succeed on the merits. Birdair has since filed another motion to enjoin the Company's supply of Architectural Products to Tent City. Chemfab objected to that motion on several grounds, but the court has not issued a ruling on the motion, or even scheduled a hearing. The Company believes that the court should deny Birdair's motion. The Company vigorously denies any liability to Birdair, but in any event believes that, if liability were imposed, any such liability should be computed as a percentage of any commercial opportunity related to Phase II of Tent City.

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

      In April 1997, the EPA and the United States Department of Justice ("DOJ") issued a Consent Decree to resolve Site-related claims against the Company and the other PRPs. Under terms of the Consent Decree, the Company is a "de minimis" party, eligible for settlement under section 122 (g) of CERCLA, and entitled to statutory contribution protection. The United States District Court entered the Consent Decree on August 18, 1997.

      Under the Consent Decree, the Company received final covenants from the Federal and State Governments prohibiting those entities from taking further civil or administrative action against the Company related to the Site, subject to standard statutory reopeners. The Company is not aware of any other pending or threatened claims or administrative actions involving the Site, and believes that any such claims or actions would be unlikely.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A   OFFICERS OF THE COMPANY

      The name, age, positions, and offices held with the Company, and principal occupations and employment during the past five years of each of the Officers of the Company, are as follows:

      NAME                      AGE                 POSITION OR OFFICE HELD

John W. Verbicky                46          President and Chief Executive
                                              Officer
Michael P. Cushman              45          Vice President - Americas Business
                                              Group
Moosa E. Moosa                  41          Vice President - Finance, Treasurer,
                                              and Chief Financial Officer
Thomas C. Platt III             43          Vice President - General Counsel and
                                            Administration, and Secretary
Charles Tilgner III             63          Vice President and Director of U.S.
                                              Operations and Engineering
Hilary A. Arwine                38          Corporate Controller

      John W. Verbicky Ph.D. joined the Company in January 1993 as Vice President - Research & Development. In April 1994, Dr. Verbicky assumed the position of Vice President - U.S. Business Group, and in March 1996 he was promoted to the position of Executive Vice President and Chief Operating Officer. From November 1990 until the commencement of his employment with the Company, Dr. Verbicky was employed by General Electric (GE) as manager of the Environmental Technology Laboratory at GE's Research and Development Center. He previously served as manager of the Chemical Synthesis Laboratory after joining GE in 1979. In this role, he led a series of research and development teams focused on product and process development efforts in the area of engineering thermoplastics and composites supporting the GE Plastics and Silicones businesses. In August, 1997, the Board of Directors named Dr. Verbicky to succeed Mr. Montopoli as the Company's President and Chief Executive Officer, a position which Dr. Verbicky assumed on January 2, 1998.

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

      Moosa E. Moosa joined the Company as Vice President - Finance, Treasurer and Chief Financial Officer in July 1996. Prior to joining the Company, Mr. Moosa was employed by Freudenberg Nonwovens LP as Vice President of Finance and Chief Financial Officer since 1992. Prior to that time, he worked for KPMG Peat Marwick, an international public accounting firm in the United States and South Africa.

      Thomas C. Platt III joined the Company in July 1997 as Vice President - General Counsel and Administration and Secretary. Prior to joining the Company, Mr. Platt was a senior level Director and Shareholder at the law firm of Orr & Reno, P.A. in Concord, New Hampshire. He had worked for Orr & Reno since his graduation from law school in 1980. Mr. Platt and his firm have served as outside legal counsel to the Company on many business matters over the past 12 years, particularly in the areas of the architectural products business and real estate and employment matters.

      Charles Tilgner III joined the Company in January 1978 as the Company's Manager of Engineering. In January 1984, he was named Site Manager, Buffalo Operations. In May 1985, Mr. Tilgner became Director of Technical Operations. He was named Vice President - Manufacturing in October 1986, and became Vice President - Engineering in September 1990. In September 1994, while retaining his office of Vice President, he was named Director of U.S. Operations and Engineering.

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

     All Officers are elected annually to serve at the discretion of the Board of Directors

                                   PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Until March 10, 1997, the common stock of the Company was traded on the Nasdaq National Market under the symbol "CMFB". Effective March 11, 1997, the Company moved its listing to the New York Stock Exchange.

      The common stock of the Company is now traded on the New York Stock Exchange under the symbol "CFA". The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported by the New York Stock Exchange or the Nasdaq National Market, as applicable:
                                   Fiscal year ended    Fiscal year ended
                                   ---------------------------------------
                                    June 30, 1998        June 30, 1997
                                   ---------------------------------------
                                   High      Low        High        Low
                                   ---------------------------------------
            First quarter          23        19 1/8     14 1/2      12 1/4
            Second quarter         24 3/4    20 5/8     15 1/4      12 3/4
            Third quarter          24 1/2    19 1/2     18 1/2      13
            Fourth quarter         25 1/4    20 3/16    21 3/8      16 3/8

      As of August 10, 1998, the number of record holders of the Company's stock was 469. At the present time, the Company intends to follow a policy of not paying any dividends and retaining all earnings to finance the development and growth of the business.

ITEM 6 SELECTED FINANCIAL DATA
  (in thousands except per share data)
                                        For the year ended June 30,
                             --------------------------------------------------
                             1998       1997       1996       1995        1994
                             --------------------------------------------------

Net sales............... $104,460    $90,783    $83,882    $67,980     $52,151

Gross profit............   35,880     30,944     28,109     21,856      16,717

Other (income) expense..       42      (213)         51      (111)       (251)

Income before income taxes 16,197     13,300     11,154      7,480       5,218

Net income.............. $ 10,932    $ 9,106    $ 7,714    $ 5,310     $ 3,895

Weighted common shares outstanding
   Basic................    7,898      8,041      7,935      7,834       7,787
   Diluted..............    8,213      8,278      8,199      7,991       7,926

Net income per share
   Basic................    $1.38      $1.13      $0.97      $0.68       $0.50
   Diluted..............    $1.33      $1.10      $0.94      $0.66       $0.49

The Company has never paid a cash dividend.

ITEM 6   SELECTED FINANCIAL DATA (CONTINUED)
       (in thousands)

                                               at June 30,
                            --------------------------------------------------
                             1998       1997        1996      1995        1994
                            --------------------------------------------------

Working capital...........$37,290    $33,226     $28,292   $25,501     $22,930

Net property, plant and
  equipment .............. 24,217     21,472      20,540    19,833      17,889

Total assets.............. 89,104     80,565      73,662    70,619      53,794

Long-term debt
  including current portion   ---        ---       2,377     8,132         ---

Shareholders' equity......$72,354    $66,385     $58,505   $50,321     $44,372


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table indicates the percentage relationships of selected financial items included in the Consolidated Statements of Income for the three fiscal years ended June 30, 1998, 1997, and 1996, and the pertinent percentage changes in those items for the year.

                           Percent of net sales             Increase from
                        for the years ended June 30,          prior year
                        ----------------------------------------------------
                                                             1998       1997
                                                             vs.        vs.
                            1998       1997       1996       1997       1996
                        ----------------------------------------------------

Net sales...............  100.0%     100.0%     100.0%       15.1%       8.2%

Gross profit............   34.3%      34.1%      33.5%       16.0%      10.1%

Income before income taxes 15.5%      14.7%      13.3%       21.8%      19.2%

Net income..............   10.5%      10.0%       9.2%       20.1%      18.0%


                             1998 COMPARED TO 1997

SALES

     The Company's fiscal 1998 consolidated sales increased 15% to $104,460,000 from $90,783,000 in 1997. This revenue growth was the result of a 5% increase over the prior year in worldwide sales of industrial and fabricated products and 100% increase in shipments of architectural products relative to the preceding year. The growth in sales for the fiscal year was primarily volume-related.

     Engineered Products - Americas Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 8% to $51,447,000 from $47,714,000 in the prior year. This sales increase was broad-based, with sales of fabricated products and shipments in food processing being particularly strong relative to the prior year.

     Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Far East) increased slightly to $33,517,000 from $33,325,000 in the prior year. During the fiscal year, the British Pound, which is the currency in which the Company's European sales are recorded, continued to strengthen relative to mainland Europe currencies and relative to the U.S. Dollar. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, European revenue would have increased by 7%. The European Business Group's revenues continue to be affected by the weak mainland European currencies and competitive price pressures.

     Architectural Product sales increased 100% to $19,496,000 from $9,744,000 in fiscal 1997. This increase in revenues was expected and was a consequence of a higher concentration of large construction contract awards to the Company's architectural product customers in fiscal 1998 as compared to fiscal 1997.

     For fiscal 1999, worldwide demand for engineered and architectural products is expected to remain generally strong from a historical perspective. However, sales of Architectural Products may be adversely impacted by the cyclical nature of the architectural business and by litigation with one of the Company's customers (see Item 3, Legal Proceedings).

GROSS PROFIT MARGINS

     Gross profit margins as a percentage of net sales for fiscal 1998 increased to 34.3% from 34.1% in fiscal 1997. Consolidated gross profit margins benefited from improved manufacturing efficiencies and a continuing commitment to effective expense management offset by traditionally lower architectural margin. Strong margins in the Americas Business Group helped to mitigate some of the competitive pressures in Europe and the strong British Pound.

SELLING, ADMINISTRATIVE, RESEARCH AND DEVELOPMENT EXPENSES

     Selling, general and administrative expenses increased to $16,995,000 in fiscal 1998 from $15,539,000 in fiscal 1997. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly emerging operations in China, Brazil and Japan (Japan was established after the first half of last year), as well as normal increases in salaries and other costs. The percentage of selling, general and administrative expenses to sales was 16%, down from 17% in fiscal 1997.

     Research and development (R&D) expenses increased to $3,005,000 in fiscal 1998 from $2,498,000 in fiscal 1997. R&D expenses, as a percentage of revenues, were approximately 2.9% of sales in fiscal 1998, up slightly from 2.8% in fiscal 1997. At the present time, management believes that R&D spending in the range of 3% of sales will be generally adequate to support the Company's present new product and process development programs.

INTEREST (INCOME) EXPENSE AND OTHER INCOME

     In fiscal 1998, net interest income was $359,000 compared to $180,000 in fiscal 1997. This increase derived from the generation of more cash during the fiscal year 1998, compared with lower average cash balances during the fiscal year 1997.

     Other income, net in fiscal 1997, included $115,000 of income related to a fire insurance claim and realized foreign exchange gains of $83,000.

INCOME TAXES

     In fiscal 1998, the Company recorded $5,265,000 of income tax expense as compared to $4,194,000 in 1997. The Company's effective tax rate for 1998 was 32.5% as compared to 31.5% in the prior year. The increase in the effective tax rate is due primarily to the increased proportion of income from U.S. operations, as compared to income from operations in lower tax jurisdictions.

PROFITABILITY

     The Company earned net income before taxes of $16,197,000 for the year ended June 30, 1998, as compared to $13,300,000 in the prior year. This represents an increase in pre-tax income of 22% over the prior year on a 15% increase in revenues. Net income increased 20% to $10,932,000, for fiscal 1998 from $9,106,000 in 1997. Diluted earnings per share increased to $1.33 from $1.10 in fiscal 1997.


                             1997 COMPARED TO 1996

SALES

     The Company's fiscal 1997 consolidated sales increased 8% to $90,783,000 from $83,882,000 in 1996. This revenue growth was the result of a 14% increase over the prior year in worldwide sales of engineered products, net of a decline in shipments of architectural products relative to the preceding year. The growth in sales for the fiscal year was primarily volume-related.

     Engineered Products - Americas Sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 15% to $47,714,000 from $41,436,000 in the prior year. This sales increase was broad-based, with sales of fabricated products and shipments to industrial distributors being particularly strong relative to the prior year.

     Engineered Products - Europe Sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Far East) increased 12% to $33,325,000 from $29,710,000 in the prior year. This increase in revenues resulted principally from greater sales into general distributor and pharmaceutical markets within Europe. During the fiscal year, the British Pound, which is the currency in which the Company's European sales are recorded, strengthened relative to mainland Europe currencies and relative to the U.S. Dollar. Although this adversely affected European sales made in those other currencies upon conversion into British Pounds, and beneficially affected European sales upon translation into U.S. Dollars, the net effect on reported sales for the year was immaterial.

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

INCOME TAXES

     In fiscal 1997, the Company recorded $4,194,000 of income tax expense as compared to $3,440,000 in 1996. The Company's effective tax rate for 1997 was 31.5% as compared to 30.8% in the prior year. The increase in the effective tax rate is due primarily to the increased proportion of income from U.S. and UK operations, as compared to income from operations in lower tax jurisdictions.

PROFITABILITY

     The Company earned net income before taxes of $13,300,000 for the year ended June 30, 1997 as compared to $11,154,000 in the prior year. This represents an increase in pre-tax income of 19% over the prior year on an 8.2% increase in revenues. Net income increased 18% to $9,106,000 for fiscal 1997 from $7,714,000 in 1996. Diluted earnings per share increased to $1.10 from $0.94 in fiscal 1996.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130, which must be adopted by the Company in fiscal year 1999, establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Statement No. 131, which must also be adopted by the Company in fiscal year 1999, changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which must be adopted by the Company in fiscal year 1999, standardizes disclosure requirements for pensions and other postretirement benefits.

      In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which must be adopted by the Company in fiscal year 1999, requires capitalization of certain costs to develop or obtain internal-use software.

     In April 1998, the Accounting Standards Executive Committee issued Sop 98-5, Reporting on the Cost of Start-Up Activities. SOP 98-5, which must be adopted by the Company in fiscal year 1999, requires that start-up costs, including organizational costs, be expensed as incurred.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which must be adopted by the Company in fiscal year 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities in which the Company engages.

     The Company has not determined the likely impact of adopting these new standards on the Company's financial position or results of operations.

                                   YEAR 2000

      The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year.

      With respect to its internal systems, the Company is taking appropriate steps to remediate the Year 2000 issues. Systems critical to the business which have been identified as non-Year 2000 compliant either have been, or are being replaced or corrected through programming modifications. Outside companies such as vendors, major customers, service suppliers, communications providers and banks are being asked to verify their Year 2000 readiness and the Company is testing interaction with such systems where appropriate.

      Based on preliminary information, costs of addressing potential problems are not currently expected to a have material adverse impact on the Company's financial position, results of operations or cash flows in the future.

      While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might affect future results or cause reporting financial information not to be necessarily indicative of future operating results or future financial condition.
                                 EURO CURRENCY

     The Company derived approximately 32% of its revenue in fiscal 1998 from its operations in England and Ireland. Historically transactions in Europe have been denominated in a variety of currencies.

      On January 1, 1999 eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for by using either the Euro or the participating country's local currency. Thereafter, the local currencies will be cancelled and the Euro currency will be used for all transactions by and between the eleven participating members of the European Union.

     The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes including the stimulation of cross-border competition by creating cross-border price transparency.

      The Company is evaluating the implications of the Euro conversion and is uncertain as to the potential impact on its operations.

                             EFFECTS OF INFLATION

      Inflation rates over the past three years have remained relatively low and as a result have not had a material impact on the financial results of the Company.

                       LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1998, the Company generated $14,062,000 of cash from operations and an additional $2,276,000 from the exercise of stock options. During this same period, the Company spent $6,137,000 for capital additions, and expended $7,130,000 for the acquisition of treasury shares (see Note 9 of Notes to Consolidated Financial Statements).

      Working capital increased to $37,290,000 at June 30, 1998 from $33,226,000 at June 30, 1997. Current assets increased from $45,616,000 in 1997 to $52,288,000 at June 30, 1998. Current liabilities increased to $14,998,000 at June 30, 1998 from $12,390,000 at June 30, 1997. The higher working capital levels were the result of higher levels of sales and profitability in fiscal 1998 as compared to fiscal 1997.

      As of June 30, 1998, the Company had approximately $21,000,000 of additional credit available under its domestic and international borrowing facilities. Management believes that cash and cash equivalents together with cash expected to be generated from operations and the credit facilities mentioned above, will be adequate to finance operations during fiscal 1999 and the foreseeable future.

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

     - The level and timing of architectural product sales over the course of the fiscal year, considering the cyclical nature of demand for such products, and the potential impact of litigation on continuing sales (see Item 3 Legal Proceedings).

     - The level and timing of U.S. Government contract awards (either as prime contractor or as a sub-contractor) in particular for radome systems, and the completion (i.e., non- cancellation or curtailment) of such contracts after award.

     - The impact of strategic changes that may be required as a result of the adoption of the Euro currency.

     - The ability of the Company to penetrate the consumer bakeware liner market.

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

     - The strength of industrial economies around the world, in particular the economies of the United States, Germany, England and Japan, and the regional impact of weaknesses in the economies of those countries.

     - The ability of the Company and the entities with which it does business to address and resolve the Year 2000 and the Euro currency issues.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company maintains foreign operations in England, Ireland, China, Japan and Brazil and conducts business in many other countries. As a result of these international activities, the Company is exposed to changes in foreign currency exchange rates, which could have some impact on the results of operations. The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of some financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange or option contracts.

      The purpose of the Company's hedging activities is to mitigate the impact of changes in foreign currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent this is not practicable, the Company utilizes foreign currency forward exchange or option contracts. The Company's forward exchange or option contracts generally do not exceed 12 months, and are designed to coincide with settlement dates of the related transactions.

      The Company does not engage in speculative or trading derivative activities. At June 30, 1998 the Company's contractual amounts, related to the hedging of foreign currency denominated receivables were immaterial. There were no option contract activities in fiscal 1998.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data listed in Item 14 in Part IV commencing on Page 24, are filed as part of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10 DIRECTORS AND OFFICERS OF THE REGISTRANT

      See the information under the captions "Nominees for Election As Directors" and "Information As To Directors and Nominees For Director" on pages 3 and 4, of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on October 29, 1998, which information is incorporated herein by reference. See also the information with respect to Officers of the Company under Item 4a of Part I hereof.

ITEM 11 EXECUTIVE COMPENSATION

      See the information under the caption "Executive Compensation" beginning on page 7 of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the information under the captions "Principal Shareholders" and "Ownership of Equity Securities by Management" on pages 2 and 6 of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information under the caption "Certain Transactions" on page 14 of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.


                                   PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) LISTED BELOW ARE ALL OF THE DOCUMENTS FILED AS PART OF THE REPORT:  Page
                                                                          ----

       (1)  FINANCIAL STATEMENTS OF CHEMFAB CORPORATION
            Report of Ernst & Young LLP Independent Auditors                29

            Consolidated Balance Sheets at June 30, 1998 and 1997        30-31

            For the three years ended June 30, 1998, 1997 and 1996:
               Consolidated Statements of Income                            32
               Consolidated Statements of Shareholders' Equity              33
               Consolidated Statements of Cash Flows                        34

            Notes to Consolidated Financial Statements
               June 30, 1998, 1997 and 1996                              35-51

            Quarterly Financial Data (unaudited)                            52

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

   4(a) Specimen Common Stock Certificate filed as Exhibit 4(a) to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

   4(b) See Exhibit 3(a) above.

   4(c) See Exhibit 3(b) above.

10(a)(1)The Company's 1986 Stock Option Plan filed as Exhibit 10(a)(1) to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(a)(2)Forms of Stock Option Agreements under the Company's 1986 Stock Option
        Plan and for Non-Plan Options filed as Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 are incorporated herein by reference.

10(a)(3)Employment Agreement with Mr. Duane C. Montopoli, dated May 29, 1992 and effective July 1, 1992, filed as Exhibit 10(a)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

10(a)(4)Letter Agreement with Dr. John W. Verbicky, dated October 15, 1992 and effective January 11, 1993.

10(a)(5)Second Amended and Restated Chemfab Corporation 1991 Stock Option Plan filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(a)(6)Forms of Stock Option Agreements under the Company's 1991 Stock Option
        Plan filed as Exhibit 10(a)(8) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 are incorporated herein by reference.

10(a)(7)Form of Amendment to 1986 and/or 1991 Stock Option Plan Agreements filed as Exhibit 10(a)(10) to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 is incorporated herein by reference.

10(a)(8)Letter Agreement with Mr. Moosa E. Moosa dated June 25, 1996 filed as
        Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

10(a)(9)Amendment No. 1 to Second Amended and Restated 1991 Stock Option Plan filed as Exhibit 10(a)(12) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

10(a)(10) Amendment No. 2 to Second Amended and Restated 1991 Stock Option Plan filed as Exhibit 10(a)(12) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

10(a)(11) Letter Agreement with Mr. Thomas C. Platt III dated June 26, 1997 filed as Exhibit 10(a)(13) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

10(a)(12) Employment Agreement with Dr. John W. Verbicky dated August 5, 1997 filed as Exhibit 10(a)(14) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

10(a)(13) Forms of Stock Option Agreements under Plan, for Officers, Directors,
        Director Consultants, and Non-Officer Employees, relative to options issued on or after the effective date of Amendment No. 2 to the Plan, filed as Exhibit 10(a)(16) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated here in by reference.

10(a)(14) Amendment No. 3 dated as of October 30, 1997 to the Second Amended and Restated 1991 Stock Option Plan, as amended (the "Plan") filed as
        Exhibit 10(a)(17) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated herein by reference.

10(a)(15) Third Amended and Restated Chemfab Corporation 1991 Stock Option
        Plan.

10(b)(1)Share Purchase Agreement, dated January 18, 1991, relating to
        Fluorocarbon Fabrication Limited, filed as Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

10(b)(2)Supply Agreement, dated January 18, 1991, by and between Chemical
        Fabrics Europe and Aerovac Systems (Keighley) Limited filed as Exhibit 10(b)(6) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996 is incorporated herein by reference.

10(b)(3)Purchase and Sale Agreement, relating to Birdair, Inc. dated as of March 27, 1992 between Taiyo Kogyo Corporation and the Company, filed as Exhibit 10(b)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

10(b)(4)Asset Purchase Agreement between Chemfab Corporation, Chemfab U.K.
        Ltd., Courtaulds plc and Courtaulds Aerospace Limited dated February 13, 1995 filed as Exhibit 10(b)(8) to the Company's Form 8-K dated February 17, 1995 is incorporated herein by reference.

10(b)(5)Consulting Agreement dated August 2, 1996 between Chemfab Corporation and Chemfab Director, Dr. Nicholas Pappas, filed as Exhibit 10(b)(11) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 29, 1996 is incorporated herein by reference.

10(b)(6)$20,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders filed as Exhibit 6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ending December 29, 1996 is incorporated herein by reference.

10(b)(7)$1,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston filed as Exhibit 10(b)(8) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

10(b)(8)Consulting Agreement dated October 30, 1997 between Chemfab Corporation and Chemfab Director, Dr. Nicholas Pappas, filed as Exhibit 10(b)(9) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated herein by reference.

10(b)(9)Firm Fixed Price Memorandum of Agreement dated as of December 1, 1997 between Chemfab Corporation and Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties, filed as
        Exhibit 10(b)(10) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated herein by reference.

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

                             CHEMFAB CORPORATION

                                 (Registrant)

                        By  /s/ John W. Verbicky
                          -----------------------------------------
                        John W. Verbicky
                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of September 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

      By                          *
        -------------------------------------
      John W. Verbicky, President, Chief Executive Officer
      (principal executive officer) and Director

      By                          *
        -------------------------------------
      Moosa E. Moosa, Vice President Finance, Treasurer and
      Chief Financial Officer (principal financial officer)

      By                          *
        -------------------------------------
      Hilary A. Arwine, Corporate Controller (principal accounting officer)

      By                          *
        -------------------------------------
      Paul M. Cook, Director

      By                          *
        -------------------------------------
      Warren C. Cook, Director

      By                          *
        -------------------------------------
      Robert E. McGill, III, Director

      By                          *
        -------------------------------------
      James E. McGrath, Director

      By                          *
        -------------------------------------
      Duane C. Montopoli, Director

      By                          *
        -------------------------------------
      Nicholas Pappas, Director

                        *By   /S/ John W. Verbicky
                       --------------------------------------
                         John W. Verbicky, Attorney-In-Fact*

*By authority of power of attorney filed herewith.



                             CHEMFAB CORPORATION

               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Chemfab Corporation

We have audited the accompanying consolidated balance sheets of Chemfab Corporation as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemfab Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young

Boston, Massachusetts


July 29, 1998,    except for paragraph one footnote 15
                  as to which the date is August 31, 1998.



CONSOLIDATED BALANCE SHEETS                                     CHEMFAB CORPORATION
June 30, 1998 and 1997
(in thousands except par value amounts)

ASSETS                                                            1998        1997
-------                                                           ----        ----


CURRENT ASSETS
Cash and cash equivalents................................      $11,099     $ 8,055
Receivables:
   Trade, net of allowance for doubtful
   accounts of $397 ($367 in 1997) ......................       20,946      17,078
   Other.................................................           17         425
Inventories..............................................       17,403      16,373
Costs and estimated earnings in excess
   of billings on uncompleted contracts .................        1,373       1,741
Prepaid expenses and other current assets................          720       1,174
Deferred tax assets......................................          730         770
                                                               -------     -------
   Total current assets..................................       52,288      45,616
                                                               -------     -------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land.....................................................          634         634
Buildings................................................       11,802      10,377
Machinery and equipment..................................       37,455      31,926
Leasehold improvements...................................          369       1,000
                                                               -------     -------
                                                                50,260      43,937
Less accumulated depreciation and
  amortization .........................................        26,043      22,465
                                                               -------     -------
   Property, plant and equipment, net....................       24,217      21,472
                                                               -------     -------

GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $3,854 ($2,866 IN 1997)..............................         9,926      10,740
OTHER ASSETS.............................................        2,673       2,737
                                                               -------     -------
      TOTAL ASSETS.......................................      $89,104     $80,565
                                                               =======     =======

 See accompanying notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS                                     CHEMFAB CORPORATION
June 30, 1998 and 1997
                                                                1998        1997
                                                                ----        ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.........................................    $ 6,863     $ 6,042
Accrued liabilities......................................      5,444       4,127
Accrued income taxes.....................................      2,540       2,119
Billings in excess of costs and estimated earnings
  on uncompleted contracts ..............................        151         102
                                                             -------     -------

  Total current liabilities..............................     14,998      12,390
                                                             -------     -------

DEFERRED TAX LIABILITIES.................................      1,752       1,790
SHAREHOLDERS' EQUITY
Preferred stock, par value $.50: authorized-
 1,000; none issued .....................................        ---         ---
Common stock, par value $.10: authorized-
  15,000; issued - 8,689 in 1998
 and 8,521 in 1997 ......................................        869         852
Additional paid-in capital...............................     25,008      22,749
Retained earnings........................................     61,036      50,104
Treasury stock, at cost, (877 shares in
 1998 and 548 in 1997) ..................................    (15,137)     (8,007)
Foreign currency translation adjustment..................        578         687
                                                             -------     -------
  Total shareholders' equity.............................     72,354      66,385
                                                             -------     -------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....    $89,104     $80,565
                                                             =======     =======



CONSOLIDATED STATEMENTS OF INCOME                               CHEMFAB CORPORATION
For the years ended June 30, 1998, 1997 and 1996
(in thousands, except per share data)
                                                   1998        1997         1996
                                                   ----        ----         ----
NET SALES..................................    $104,460     $90,783      $83,882
Cost of sales..............................      68,580      59,839       55,773
                                               --------     -------      -------
  GROSS PROFIT.............................      35,880      30,944       28,109
                                               --------     -------      -------
Selling, general and administrative
 expenses .................................      16,995      15,539       14,157
Research and development expenses..........       3,005       2,498        2,270
Interest expense...........................           4          80          611
Interest income............................        (363)       (260)        (134)
Other expense (income).....................          42        (213)          51
                                               --------     -------      -------
  INCOME BEFORE INCOME TAXES...............      16,197      13,300       11,154
Provision for income taxes.................       5,265       4,194        3,440
                                               --------     -------      -------
  NET INCOME...............................    $ 10,932     $ 9,106      $ 7,714
                                               ========     =======      =======

NET INCOME PER SHARE
   Basic .................................        $1.38       $1.13        $0.97
   Diluted ................................       $1.33       $1.10        $0.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic .................................        7,898       8,041        7,935
   Diluted ...............................        8,213       8,278        8,199


See accompanying notes to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                 CHEMFAB CORPORATION
For the years ended June 30, 1998, 1997 and 1996
(in thousands)

                       COMMON STOCK
                       -------------                                    FOREIGN
                    NUMBER            ADDITIONAL                       CURRENCY
                    OF                  PAID-IN   RETAINED TREASURY TRANSLATION
                    SHARES    AMOUNT    CAPITAL   EARNINGS  STOCK    ADJUSTMENT    TOTAL
                    --------- ------- ----------- -------- -------- -----------  -------
Balance at June 30,
1995...............   5,253     $525   $16,634    $33,551 $   (26)     $(363)    $50,321
Net income.........     ---      ---       ---      7,714     ---        ---       7,714
Options exercised..     172       17     1,680        ---     ---        ---       1,697
Purchase of shares
 for treasury .         ---      ---       ---        ---    (917)       ---        (917)
Three-for-two stock
split..............   2,661      267       ---       (267)    ---        ---        ---
Foreign currency
 translation
adjustment.....         ---      ---       ---        ---     ---       (310)       (310)
------------------------------------------------------------------------------------------
Balance at June 30,
1996...............   8,086      809    18,314     40,998    (943)      (673)     58,505
Net income.........     ---      ---       ---      9,106     ---        ---       9,106
Options exercised..     435       43     4,435        ---     ---        ---       4,478
Purchase of shares
 for treasury .         ---      ---       ---        ---  (7,064)       ---      (7,064)
Foreign currency
translation
adjustment.....         ---      ---       ---        ---     ---      1,360       1,360
-----------------------------------------------------------------------------------------
Balance at June 30,   8,521      852    22,749     50,104  (8,007)       687      66,385
1997...............
Net income.........     ---      ---       ---     10,932     ---        ---      10,932
Options exercised..     168       17     2,259        ---     ---        ---       2,276
Purchase of shares
 for treasury .         ---      ---       ---        ---  (7,130)       ---      (7,130)
Foreign currency
 translation
adjustment.....         ---      ---       ---        ---     ---       (109)       (109)
-----------------------------------------------------------------------------------------
Balance at June 30,
1998...............   8,689     $869   $25,008    $61,036 $(15,137)    $ 578     $72,354
-----------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS                           CHEMFAB CORPORATION
Years ended June 30, 1998, 1997 and 1996
(in thousands)
                                                              1998      1997      1996
                                                              ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................      $10,932   $ 9,106  $  7,714

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Depreciation.........................................        3,390     3,194     2,733
Amortization.........................................        1,393     1,317     1,219
Change in working capital:
 Receivables ........................................       (3,414)      950    (1,658)
  Costs and estimated earnings in excess of billings on
    uncompleted contracts, net ......................          417    (1,066)       (2)
  Inventories........................................       (1,117)   (2,405)     (630)
  Prepaid expenses and other current assets..........          422        96      (350)
  Other assets.......................................         (533)     (489)     (431)
  Accounts payable and accrued liabilities...........        2,146       406       844
  Accrued income taxes...............................          424       554      (280)
  Deferred tax assets and liabilities................            2       291       330
                                                         ---------   -------- ---------
       Total adjustments.............................        3,130     2,848     1,775
                                                         ---------   -------- --------
          Net cash provided by operating activities..       14,062    11,954     9,489
                                                         ---------   -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (net).........................       (6,137)   (3,860)   (3,553)
                                                         ---------   -------- --------
          Net cash used in investing activities......       (6,137)   (3,860)   (3,553)
                                                         ---------   -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt..........................         ---     (2,447)   (5,515)
Proceeds from exercise of stock options..............        2,276     4,478     1,697
Purchase of treasury shares..........................       (7,130)   (7,064)     (917)
                                                         ---------   -------- --------
          Net cash used in financing activities......       (4,854)   (5,033)   (4,735)
                                                         ---------   -------- --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............          (27)      (23)       36
                                                         ---------   -------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS............        3,044     3,038     1,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......        8,055     5,017     3,780
                                                          ---------  -------- --------
 CASH AND CASH EQUIVALENTS AT END OF YEAR............      $11,099   $ 8,055   $ 5,017
                                                          ========   =======  ========
INTEREST PAID........................................     $      4   $   106   $   604
INCOME TAXES PAID....................................     $  4,413   $ 2,270   $ 2,924

See accompanying notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 CHEMFAB CORPORATION


NOTE 1 - DESCRIPTION OF BUSINESS

     The Company is an international manufacturer and marketer of polymer-based engineered products and material systems for use in harsh conditions such as high temperature and/or corrosive chemical environments. The majority of the Company's products, which are also characterized by their retention of flexibility-in-use and by their excellent surface release properties, are made by embedding interlaced glass fiber reinforcement into a fluoropolymer resin matrix. The Company also makes and sells specialty fluoropolymer films, laminates and high performance elastomeric closure products. Worldwide end-use applications are in communications, food processing, architectural, aerospace, electronics, environmental, protective clothing, laboratory test, consumer bakeware applications, and other industrial markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowances for doubtful accounts, provisions for slow-moving or obsolete inventory, provisions for environmental matters, and various other accruals. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of cash on hand, cash deposited in highly liquid money market accounts, and investments in high grade commercial paper or treasury notes having maturities of three months or less when purchased. There were no commercial paper or treasury notes outstanding at June 30, 1998 and 1997.

REVENUE RECOGNITION: The Company recognizes revenues on most long-term contracts under the percentage-of-completion method. Under the percentage-of-completion method, profit on contracts is recognized based on the ratio of costs incurred to date to estimated final costs. Revisions in costs and estimated final profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. Revenues on certain long-term contracts are recognized on a units of delivery basis. In all other cases revenue is recognized upon shipment of products.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

GOODWILL: Costs in excess of net assets acquired is generally amortized over a fifteen-year period.

PROPERTY, PLANT AND EQUIPMENT: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

LONG-LIVED ASSETS:  In March 1995 the Financial Accounting Standards Board
(FASB) issued, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1997, the Company adopted SFAS No. 121 which did not have any impact on the Company's consolidated financial position or results of operations.

INCOME TAXES: The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting values and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

TRANSACTIONS IN FOREIGN CURRENCY: The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on certain sales and material purchase transactions. The gains or losses on these hedge contracts as measured by quoted market prices, are recognized in income when the underlying purchase or sale transaction is recorded. The carrying values of these contracts at June 30, 1998 and 1997, which approximated fair value based on exchange rates at June 30, 1998 and 1997, were approximately $358,000 and $697,000, respectively. In addition, the Company recognizes in current income, gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies. Translation adjustments arising from the consolidation of foreign subsidiaries have been included in shareholders' equity.

EARNINGS PER SHARE: During 1997, the FASB issued SFAS No. 128, Earnings Per Share which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 replaces Accounting Principle Board Opinion (APB) No. 15, and related interpretations. The new standard requires the presentation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS under APB No. 15. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

STOCK-BASED COMPENSATION: In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company has the choice of adopting a fair value based method of accounting for employee stock-based compensation plans, as established by SFAS No. 123, or retaining the intrinsic value-based method prescribed under APB No. 25, provided certain pro forma disclosures are made. Effective July 1, 1996, the Company chose to retain the intrinsic value-based method of accounting for employee stock-based compensation plans as prescribed by APB No. 25 and adopted the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock option awards as they are granted at prices not less than fair market value of the stock on date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130, which must be adopted by the Company in fiscal year 1999, establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. SFAS No. 131, which must also be adopted by the Company in fiscal year 1999, changes the way segment information is reported and establishes standards for related disclosures about products and services, geographic areas, and major customers.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, which must be adopted by the Company in fiscal year 1999, standardizes disclosure requirements for pensions and other postretirement benefits.

In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which must be adopted by the Company in fiscal year 1999, requires capitalization of certain costs to develop or obtain internal-use software.

In April 1998, the Accounting Standards Executive Committee issued Sop 98-5, Reporting on the Cost of Start-Up Activities. SOP 98-5, which must be adopted by the Company in fiscal year 1999, requires that start-up costs, including organizational costs, to be expensed as incurred.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which must be adopted by the Company in fiscal year 2000, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities in which the Company engages.

The Company has not determined the likely impact of adopting these new standards on the Company's financial position or results of operations.

NOTE 3 - INVENTORIES

     Inventories at June 30 consisted of the following:
                                                             1998         1997
                                                             ----         ----
                                                             (in thousands)

      Finished goods.................................     $ 5,674      $ 6,153
      Work in process................................       7,396        5,597
      Raw materials..................................       4,333        4,623
                                                          -------      -------
                                                          $17,403      $16,373
                                                          =======      =======

NOTE 4 - ACCRUED LIABILITIES

      Accrued liabilities at June 30, consisted of the following:

                                                             1998         1997
                                                             ----         ----
                                                            (in thousands)

      Accrued payroll and related expenses..........       $1,717       $1,743
      Accrued performance incentive ................        1,300          690
      Other accrued expenses........................        2,427        1,694
                                                           ------       ------
                                                           $5,444       $4,127
                                                           ======       ======

NOTE 5 - DEBT

      In October 1996, the Company entered into a three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four-year term loan with a five-year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under this facility is at the higher of the bank's base rate (8.5% at June 30, 1998), or 0.5% over the federal funds rate (7.06% at June 30, 1998), as defined in the agreement. The Company has also secured Eurocurrency pricing options for certain debt as defined in the agreement. The Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line. At June 30, 1998, there were no borrowings outstanding under this revolving credit agreement.

      The revolving credit agreement contains financial covenants with which the Company must comply including maintenance of minimum levels of debt service coverage and tangible net worth. These covenants also limit the net losses that the Company may incur over any six-month period.

      In March 1997, the Company entered into an additional line of credit agreement with a bank. Under the terms of the agreement, the Company has available a $1,000,000 line of credit in the form of revolving loans and letters of credit. The revolving loans are payable on demand and the letters of credit expire no later than 365 days from the date of issuance. Revolving loan borrowings are subject to interest at the Company's option of either the rate quoted by the bank, or the higher of the bank's base rate (8.5% at June 30, 1998) or 0.5% over the federal funds rate (7.06% at June 30, 1998), as defined in the agreement. The Company is obligated to pay a 1% commitment fee of the face amount of each letter of credit. At June 30, 1998, there were no borrowings outstanding under this credit agreement.

      In connection with its acquisition of the Tygaflor business in 1995, the Company borrowed $11,060,000 ( Pounds7,000,000) from a commercial bank in Ireland. The loan had a 5-year term and required no principal repayments for the first year. After the first year, quarterly principal payments of approximately $437,500 were required. The weighted average interest rate on the loan was 10.15%, and 10.05% in fiscal 1997 and 1996, respectively. This loan was fully repaid as of September 1996.

NOTE 6 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      At June 30, 1998 and 1997, the carrying value of financial instruments such as cash and cash equivalents and foreign currency contracts approximated their fair values based on the short-term maturities of these instruments and contracts.

     Financial instruments which potentially subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly creditworthy.

     Concentrations of credit risk for trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic locations. The Company's customer base includes a large number of customers dispersed across a wide geographic location including Europe and Asia.

     It was not practicable to estimate the fair value of the Company's investment in preferred stock of Birdair, Inc. (a customer for its architectural products) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $533,000 carrying amount at June 30, 1998 represents the original cost of the investment, which management believes is not impaired. Dividends received for the years ended June 30, 1998, 1997 and 1996 were $45,000 annually.

NOTE 7 - INCOME TAXES

     The components of the income tax provision were as follows:

                                                 Year ended June 30
                                                --------------------

                                            1998        1997      1996
                                            ----        ----      ----
                                                  (in thousands)
      Current:
      -------
        Federal.......................    $3,296      $1,972    $1,830
        State.........................       827         472       447
        Foreign.......................     1,140       1,459       833
                                          ------      ------    ------
                                           5,263       3,903     3,110
                                          ------      ------    ------
      Deferred:
      --------
        Federal.......................        51         112       (85)
        State.........................        13          29       (22)
        Foreign.......................       (62)        150       437
                                          ------      ------    ------
                                               2         291       330
                                          ------      ------    ------

      Total income taxes..............    $5,265      $4,194    $3,440
                                          ======      ======    ======

      The components of income before income taxes were as follows:

                                                Year ended June 30
                                            ---------------------------
                                            1998        1997       1996
                                            ----        ----       ----
                                                  (in thousands)
       United States..................   $10,529     $ 7,046    $ 5,984
       Foreign........................     5,668       6,254      5,170
                                         -------     -------    -------

       Total..........................   $16,197     $13,300    $11,154
                                         =======     =======    =======

The U.S. statutory federal income tax rate is reconciled to the Company's consolidated effective tax rate as follows:

                                                  Year ended June 30
                                              -------------------------

                                             1998        1997        1996
                                             ----        ----        ----

Statutory tax rate........................   35.0%       35.0%       35.0%
State income taxes, net of federal
  income tax benefit......................    3.5         2.8         2.8
Earnings of foreign subsidiaries
  taxed at rates less than the U.S.
  statutory rate..........................   (6.5)       (6.3)       (7.3)
Non-deductible goodwill amortization
  relating to foreign acquisitions........    1.5         1.7         1.9
Other, net................................   (1.0)       (1.7)       (1.6)
                                            -----       -----       -----

Effective tax rate........................   32.5%       31.5%       30.8%
                                            =====       =====       =====

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                        Domestic     Foreign
  June 30, 1998                       Operations  Operations      Total
---------------                       ----------  ------------  ---------
                                                (in thousands)
Deferred Tax Liabilities:
-------------------------

Plant and equipment ...................   $1,035      $  279     $1,314
Intangibles............................      ---         427        427
Other..................................     (67)          78         11
                                          ------      ------     ------

Total deferred tax liabilities.........      968         784      1,752
                                          ------      ------     ------

Deferred Tax Assets:
--------------------

Inventories............................     (530)        ---       (530)
Valuation reserves.....................      (86)        ---        (86)
Other..................................     (116)          2       (114)
                                          ------      ------     ------

Total deferred tax assets..............     (732)          2       (730)

Net deferred tax liabilities...........   $  236      $  786     $1,022
                                          ======      ======     ======



                                        Domestic      Foreign
      June 30, 1997                   Operations   Operations     Total
-------------------                   -----------  ----------   -------
                                                (in thousands)
Deferred Tax Liabilities:
-------------------------

Plant and equipment ................      $  979      $  304     $1,283
Intangibles.........................         ---         477        477
Other...............................         (36)         66         30
                                          ------      ------     ------

Total deferred tax liabilities......         943         847      1,790
                                          ------      ------     ------

Deferred Tax Assets:
--------------------

Inventories.........................        (468)        ---       (468)
Valuation reserves..................        (122)        ---       (122)
Other...............................        (182)          2       (180)
                                           -----      ------     ------

Total deferred tax assets...........        (772)          2       (770)
                                           -----      ------     ------

Net deferred tax liabilities........      $  171      $  849     $1,020
                                          ======      ======     ======


      The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. These earnings, which are deemed to be permanently reinvested, aggregated approximately $26,922,000 at June 30, 1998. Chemfab Europe, the Company's Irish subsidiary, was exempt from Irish taxes on its income from manufacturing operations until April 1990. Manufacturing profits earned each year from April 1990 through April 2010 are subject to a 10% tax rate.


NOTE 8 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Year ended June 30
                                                   -----------------------

                                                 1998       1997       1996
                                                 ----       ----       ----
                                        (in thousands, except per share data)

NUMERATOR:
Net income for both basic and
      diluted earnings per share..........   $ 10,932   $  9,106   $  7,714
                                             ========   ========   ========


                                                      Year ended June 30
                                                   -----------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
DENOMINATOR:                            (in thousands, except per share data)
Denominator for basic earnings per
      share - weighted average
      outstanding shares..................      7,898      8,041      7,935

Effect of dilutive securities:
      Stock options to employees,
      directors and consultants...........        315        237        264
                                                -----      -----      -----

Denominator for diluted earnings per
      share ..............................      8,213      8,278      8,199
                                               ======      =====      =====

Net income per share:
      Basic ..............................     $ 1.38     $ 1.13     $ 0.97
                                               ======     ======     ======
      Diluted.............................     $ 1.33     $ 1.10     $ 0.94
                                               ======     ======     ======

At June 30, 1998 and 1997, no outstanding options having material anti-dilutive effect on the calculation of diluted earnings per share were excluded from the calculation. In 1996, options to purchase 383,500 shares of common stock at prices ranging from $13.33 to $15.00 per share were anti-dilutive and, therefore, were excluded from the computation of fully diluted earnings per share.

NOTE 9 - COMMON STOCK AND STOCK OPTIONS

     During fiscal 1992, the Board of Directors adopted and the shareholders ratified the (1991 Stock Option Plan) which reserved 750,000 shares of common stock for issuance upon exercise of option grants to key employees, directors, and consultants. The shareholders ratified the adoption of the increase in the maximum number of shares available for option under the 1991 plan to 1,050,000 in fiscal 1993, to 1,500,000 in fiscal 1996 and up to 1,950,000 in fiscal 1998. Under this plan, options vest at the discretion of the Board of Directors but generally at the rate of 25% per year on the anniversary of the date of grant except for non-employee directors whose options vest at the rate of 25% per quarter. At June 30, 1998, there were 1,085,669 options outstanding and 424,395 shares available for grant under the 1991 Stock Option Plan.

      During fiscal 1992, the Company also adopted the "1991 Employee Stock Option Plan" which reserved 75,000 shares of common stock for issuance upon exercise of grants to specific eligible employees with a minimum of two years of service on the date of the grant. At June 30, 1998, there were 34,050 options outstanding and 26,100 shares available for grant under this plan.

      During fiscal 1987, the Company's Board of Directors adopted and the shareholders subsequently ratified a non-qualified stock option plan (the 1986
Plan). The 1986 Plan at the time of adoption reserved 1,125,000 shares of common stock for issuance upon exercise of option grants under this plan to employees, directors and consultants. During fiscal 1990, the shareholders ratified the adoption of an increase in the maximum number of shares available for option under the 1986 Plan to 1,500,000. The options under the 1986 Plan generally vest at the rate of 25% per year on the anniversary of the grant. At June 30, 1998, there were 195,750 options outstanding under this plan, and the Company does not intend to grant any further options or stock appreciation rights under the 1986 Plan.

      A summary of stock option activity related to all of the Company's plans for fiscal 1996, 1997 and 1998 is as follows:

                                                        Weighted Average
                                            Options         Price
                                            -------     ----------------
       June 30, 1995 Outstanding..........  1,390,177       $ 8.83
         Granted .........................    305,388        12.14
         Cancelled........................    (39,282)       10.43
         Exercised........................   (206,232)        5.30
                                            ---------       ------

      June 30, 1996 Outstanding...........  1,450,051         9.98
         Granted .........................    245,500        14.47
         Cancelled........................    (89,351)       11.70
         Exercised........................   (435,503)        7.92
                                            ---------       ------

      June 30, 1997 Outstanding...........  1,170,697        11.55
         Granted .........................    324,500        20.49
         Cancelled........................    (11,859)       13.83
         Exercised........................   (167,869)       10.39
                                            ---------       ------
      June 30, 1998 Outstanding...........  1,315,469       $13.89
                                            =========       ======

      The following table summarizes information about stock options outstanding at June 30, 1998:

                                  Options Outstanding        Options Exercisable
                             ----------------------------    --------------------
                                       Weighted
                                        Average
                                      Remaining    Weighted              Weighted
                                    Contractual     Average               Average
Range of                                Life(in    Exercise              Exercise
Exercise Prices             Shares       Years)       Price     Shares      Price
---------------             ------  -----------  ----------   --------   ---------

$6.00 - $9.33.........     285,699         4.02      $ 7.77    259,657     $ 7.84
$9.34 - $19.94........     867,870         6.58       14.55    425,116      13.23
$19.95 - $24.25.......     161,900         9.40       21.13     35,000      21.13
                         ---------         ----      ------    -------     ------

$6.00 - $24.25........   1,315,469         6.37      $13.89    719,773     $11.67
                         =========         ====      ======    =======     ======

      As of June 30, 1997, and 1996 options to purchase 692,435 and 994,390 shares were exercisable at a weighted average exercise price of $10.90 and $9.91 per share, respectively.

      The following pro forma disclosures required by SFAS No. 123 have been prepared as if the Company accounted for its employee stock options using the fair value-based method of accounting:

                                                 Year ended June 30
                                            -----------------------------
                                            1998        1997         1996
                                            ----        ----         ----
Net income (in thousands)
     As reported..................       $10,932      $9,106       $7,714
     Pro forma....................       $10,239      $8,750       $7,517

Net income per share (as reported)
     Basic........................         $1.38       $1.13        $0.97
     Diluted......................         $1.33       $1.10        $0.94
Pro forma net income per share
     Basic........................         $1.30       $1.09        $0.95
     Diluted......................         $1.26       $1.06        $0.92

     The fair value of each option grant is estimated on the date of grant using the following weighted-average assumptions for fiscal 1998, 1997 and 1996:

                                            1998        1997         1996
                                            ----        ----         ----
Risk-free Interest Rate                      5.9%        6.5%         5.9%
Expected Stock Price Volatility             26.0%       21.8%        21.8%
Expected Life of Options (in years)          3.3         3.2          3.2

      The weighted-average fair value of options granted during the years ended June 30, 1998, June 30, 1997, and June 30, 1996 were $5.42, $3.59 and $2.85 respectively. The Company amortizes the estimated fair value of options over the options' vesting period. In estimating the fair value of each option, the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility which are subject to change from time to time. For this reason, and because the SFAS No. 123 fair value-based method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

      Effective in August 1997, and until amended, modified or withdrawn, the Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock during any one fiscal year.

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

NOTE 10 - RETIREMENT PLANS

DEFINED BENEFIT PLANS

      The Company has three defined benefit pension plans covering substantially all of its employees. The Retirement Plan for Employees of Chemfab Corporation ("U.S. Plan") provides pension benefits for the Company's domestic employees. The "Irish Pension Plan" provides benefits to employees of the Company's subsidiary in Ireland and the "Tygaflor Pension Plan" provides pension benefits to employees of the Company's U.K. subsidiary. The plans provide pension
benefits that are based on the employee's compensation and service.   The
Company's funding policy is to fund amounts required by applicable government regulations. The U.S. plan is non-contributory while the Irish and Tygaflor pension plans require employee contributions of 5% and 6%, respectively, of pensionable salary.

      Net pension expense for the domestic plans for fiscal 1998, 1997 and 1996 consisted of the following:

                                             1998          1997          1996
                                             ----          ----          ----
                                                      (in thousands)
      Service Cost:  benefits earned
        during the period.................  $ 437         $ 376         $ 318
      Interest cost on projected
        benefit obligation................    399           340           312
      Return on assets....................   (874)         (777)         (406)
      Deferral of gains...................    364           378           122
      Amortization of prior service
       cost...............................     96            96            96
      Amortization of gain................    (21)          (10)           (8)
                                            -----         -----         -----
      Net pension expense                   $ 401         $ 403         $ 434
                                            =====         =====         =====

       The following table sets forth the funded status of the Company's domestic defined benefit pension plans at June 30.
                                                           1998          1997
                                                           ----          ----
                                                             (in thousands)
      Actuarial present value of:
         Vested benefit obligation....................   $4,298        $3,832
         Non-vested benefit obligation................      210           139
                                                         ------        ------
      Accumulated benefit obligation..................    4,508         3,971
      Additional amount related to
         projected wage increases.....................    1,770         1,488
                                                         ------        ------
      Projected benefit obligation....................    6,278         5,459
      Unrecognized prior service costs................     (356)         (453)
                                                         ------        ------
                                                         $5,922        $5,006
                                                         ======        ======
      Plan assets at fair value (primarily U.S.
       publicly traded stocks, mutual funds
       and Government securities).....................   $6,483        $5,263



                                                           1998          1997
                                                           ----          ----
                                                             (in thousands)
      Accrued pension liability recognized
        on consolidated balance sheets................      603           648

      Unrecognized net gain ..........................   (1,164)         (905)
                                                         ------        ------
                                                         $5,922        $5,006
                                                         ======        ======

      Assumptions used in determining
         actuarial present value of
         plan benefit obligations:
                                              1998         1997          1996
                                              ----         ----          ----

       Discount rate........................  7.25%        7.25%         7.50%
       Average rate of increase in
          compensation levels...............  4.50%        4.50%         5.50%
       Expected long-term rate of
          return on plan assets.............  9.00%        9.00%         7.50%

      Net pension expense for the Irish Pension Plan in fiscal 1998, 1997 and 1996 was $93,000, $156,000, and $106,000 respectively. Net pension expense for the Tygaflor Pension Plan was $205,000, $208,000 and $141,000 in fiscal 1998, 1997, and 1996, respectively. Information concerning the components of net pension expense and the funded status of the Company's Irish Pension Plan and Tygaflor Pension Plan have not been provided since the amounts are not significant.

DEFINED CONTRIBUTION PLAN

      The Company sponsors a Savings and Security Plan and Trust ("the Savings Plan") for its eligible U.S. employees. Subject to certain limitations, eligible employees may elect to contribute a percentage of their salaries ranging from 1% to 12%. The Savings Plan also contains an employer contribution formula equal to 25% of the first 6% of compensation that each participant defers under the Savings Plan. In addition, the Savings Plan provides that the Company may make an annual supplemental discretionary contribution to the Savings Plan based on its profitability. The discretionary contributions are allocated to eligible U.S. employees employed by the Company at the end of the relevant plan year based upon years of service and employee contributions made during the plan year. Total employer contributions made to this plan for the fiscal years ended June 30, 1998, 1997 and 1996 were as follows:

                                 (in thousands)
                        1998 . . . . . . . . . .  $262
                        1997 . . . . . . . . . .  $237
                        1996 . . . . . . . . . .  $226


NOTE 11 - LEASE COMMITMENTS

      The Company incurred rent expense for office and manufacturing facilities, vehicles and office equipment of $909,000, $883,000, and $811,000 in fiscal 1998, 1997 and 1996, respectively, under various operating leases expiring through 2002. Future minimum rental commitments at June 30, 1998 under existing, non-cancelable operating leases with initial terms of one year or more are as follows:
                                 (in thousands)
                        1999 . . . . . . . . . .  $757
                        2000 . . . . . . . . . .  $370
                        2001 . . . . . . . . . .  $ 74
                        2002 . . . . . . . . . .  $ 16

NOTE 12 - CONTINGENCIES

      In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish Pounds (U.S. $571,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amounts due.

NOTE 13 - BUSINESS SEGMENT AND FOREIGN OPERATIONS

      The Company operates in one business segment which focuses on the development, manufacture and marketing of high-performance flexible composite materials.

SALES TO MAJOR CUSTOMERS

      Sales to the United States Government under prime contracts and subcontracts for the fiscal years ended June 30, 1998, 1997 and 1996 were as follows:
                                 (in thousands)
                        1998 . . . . . . . . . .  $7,452
                        1997 . . . . . . . . . .  $7,607
                        1996 . . . . . . . . . .  $6,216
EMPLOYEES

       At June 30, 1998, the Company had 641 full-time employees. The Company's wholly-owned subsidiary at both the Littleborough, England and Kilrush, Ireland facilities is a party to collective bargaining agreements. Approximately 80 employees at these facilities are members of the local unions. The Company believes that the risk of a strike, walkout or other labor disruptions is not material (either in terms of probability of occurrence or magnitude of impact) to the Company's global operations. The Company's U.S.-based employees are non-unionized.

GEOGRAPHIC INFORMATION
    (in thousands)

                              United                Elimi-     Consol-
  1998                        States     Europe(1)  nations    idated
  ----                        -------    -------    -------    ------

Sales to unaffiliated
  customers...................$70,943    $33,517   $   ---    $104,460
Transfers between geographic
  areas.......................  3,481      1,037    (4,518)        ---
                              -------    -------   -------    --------
Net sales.....................$74,424    $34,554   $(4,518)   $104,460
                              =======    =======   =======    ========

Income from operations........$ 9,813    $ 6,025   $   ---    $ 15,838
                              =======    =======   =======    ========

Identifiable assets...........$54,933    $34,171   $   ---    $ 89,104
                              =======    =======   =======    ========

  1997
  ----

Sales to unaffiliated
  customers...................$57,458    $33,325   $   ---    $ 90,783
Transfers between geographic
  areas.......................  3,337        836    (4,173)      ---
                              -------    -------   -------    --------
Net sales.....................$60,795    $34,161   $(4,173)   $ 90,783
                              =======    =======   =======    ========

Income from operations........$ 6,863    $ 6,257   $   ---    $ 13,120
                              =======    =======   =======    ========

Identifiable assets...........$48,213    $32,352   $   ---    $ 80,565
                              =======    =======   =======    ========


  1996
  ----

Sales to unaffiliated
  customers...................$54,172    $29,710   $   ---    $ 83,882
Transfers between geographic
  areas.......................  2,546        362    (2,908)        ---
                              -------    -------   -------    --------
Net sales.....................$56,718    $30,072   $(2,908)   $ 83,882
                              =======    =======   =======    ========

Income from operations        $ 5,727    $ 5,904   $   ---    $ 11,631
                              =======    =======   =======    ========

Identifiable assets           $47,056    $26,606   $   ---    $ 73,662
                              =======    =======   =======    ========


(1) Fiscal 1998 and 1997 include amounts for subsidiaries in Japan, Brazil and China.

      Transfers between geographic areas are accounted for at cost plus a reasonable profit. Income from operations excludes interest expense and interest income.


EXPORT SALES

      The Company's export sales from the United States for the fiscal years ended June 30, were as follows:
                                                1998         1997         1996
                                                ----         ----         ----
                                                        (in thousands)

       Far East............................. $ 4,199      $ 6,830      $10,746
       Canada...............................   1,072          850          695
       Mexico...............................   1,171          959          741
       Australia............................     959        1,210        1,156
       Europe and other.....................     313          258          770
       Central and South America............     152          180          176
                                             -------      -------      -------
                                             $ 7,866      $10,287      $14,284
                                             =======      =======      =======

NOTE 14 - RELATED PARTIES

       The Company's Board of Directors (with Dr. Pappas absent and abstaining) negotiated and, upon recommendation of its Audit Committee, approved entering into a consulting relationship with Dr. Nicholas Pappas, who currently serves as Chairman of the Company's Board of Directors. On October 30, 1997, the Company accordingly entered into a Consulting Agreement with Dr. Pappas to reflect the terms negotiated and approved by the Board. The Consulting Agreement requires that Dr. Pappas provide various on-going strategic consulting services to the Company commencing on October 30, 1997. In consideration for these consulting services, Dr. Pappas was awarded a one-time, non-qualified stock option to purchase 20,000 shares of the Company's Common Stock at a price of $21.125 per share (the closing price on the date the Board of Directors approved the Consulting Agreement). This option vests at a rate of 25% per year, commencing with the first 25% on October 30, 1997 and continuing on each anniversary of that date for the next three years. The Consulting Agreement also requires the Company to pay Dr. Pappas $10,000 quarterly with the first payment being made on December 30, 1997. The Consulting Agreement may be mutually canceled by either party with thirty days notice.

       On December 1, 1997, the Company entered into a contract (the "Contract") for a twelve month research project with Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties ("VPI"). Under the terms of the Contract, the Company is required to pay VPI $60,000 over twelve months to cover facilities and equipment costs and the costs of time and materials for the research services rendered by VPI graduate students supervised by Drs. McGrath and Wilkes (an associate of Dr. McGrath). The agreement between the parties does not contemplate that any compensation or any other consideration will be paid to Dr. McGrath or Dr. Wilkes. The Company has the right under the Contract, upon payment of additional consideration, to acquire exclusive license(s) for inventions and other intellectual property conceived (in whole or in part) by VPI from this Contract. Dr. McGrath is the Ethyl Chaired Professor of Chemistry at VPI and serves as a Director of the Company. The Board of Directors (with Dr. McGrath abstaining), upon the recommendation of its Audit Committee, found that the Contract was negotiated at arms length, believes that the Contract with VPI is in the Company's best interests, and has approved and ratified its execution.

       Effective December 30, 1997, Nitto Chemfab (until then was 39% owned by the Company), repurchased the shares owned by Nitto Denko and Taiyo Kogyo Corporation (Taiyo) for a sum of $177,000 and a payment of $116,000 by Chemfab Corporation for non-competition covenants and other services. Upon the repurchase of the aforementioned shares, Nitto Chemfab canceled the repurchased shares. As a result, effective December 30, 1997, Nitto Chemfab became a wholly-owned subsidiary of Chemfab Corporation.

      The Company's balances and transactions with Nitto Chemfab Co., Ltd. as of and for the years ended June 30, were as follows:

                                                1998         1997         1996
                                                ----         ----         ----
                                                        (in thousands)

Purchases from Company                           ---        $ 402       $9,748
Amount due to Company                            ---           83        3,282

       Amounts due to the Company in fiscal 1997 and 1996 are principally trade receivables carrying standard trade terms.

      In February 1995, two employees (one of whom was an officer of the Company, both who are now consultants to the Company), acquired an ownership interest in Fothergill Engineered Fabrics ("FEF"), a commercial weaver of specialty fibers in England. FEF is also a raw material supplier to the Company's U.K. and Irish subsidiaries, and an affiliate of FEF owns the site on which the U.K. subsidiary operates. The Company's transactions and balances with FEF and its affiliate for the years ended June 30, were as follows:

                                                1998         1997         1996
                                                ----         ----         ----
                                                        (in thousands)

Sales to Company                              $1,351       $1,801       $1,552
Payments for shared services and rent            542          516          450
Amount due from Company                          362          318          365

       Each of the above transactions was negotiated at arms-length, and the Company believes that each was on terms no less favorable to the Company than could have been obtained in arms-length negotiations with third parties.

NOTE 15 - LEGAL PROCEEDINGS

     The Company is party to litigation relating to a large government-sponsored project utilizing PTFE-coated fabric as the roof membrane for thousands of tent-styled shelters in Mina, Kingdom of Saudi Arabia. The project, which is known as Tent City and is being constructed in three phases, provides shelters for use during the annual pilgrimmage, or hajj, to Mecca. As of August 31, 1998, the Company did not have an order or contract to supply PTFE-coated fabric to Tent City.

     In June 1998, Birdair, Inc (Birdair) commenced litigation against the Company in Superior Court in Hillsborough County, New Hampshire. The plaintiff asked the court for a declaratory judgment or the issuance of an injunction preventing Chemfab from selling Architectural Products for use in Tent City. Birdair's petition does not currently include a request for damages. Birdair contends that the sale of Architectural Products to Tent City without Birdair's involvement would violate certain provisions of a supply agreement between Birdair's parent company, Taiyo, and Chemfab. In light of all the facts and circumstances, the Company believes in good faith that its actions in pursuing an opportunity to supply Architectural Products to Phase II of Tent City have been and are permissible. On July 2, 1998, the court denied Birdair's request for injunctive relief, in spite of a preliminary finding that Birdair would be likely to succeed on the merits. Birdair has since filed another motion to enjoin the Company's supply of Architectural Products to Tent City. Chemfab objected to that motion on several grounds, but the court has not issued a ruling on the motion, or even scheduled a hearing. The Company believes that the court should deny Birdair's motion. The Company vigorously denies any liability to Birdair, but in any event believes that, if liability were imposed, any such liability should be computed as a percentage of any commercial opportunity related to Phase II of Tent City.

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

      In April 1997, the EPA and the United States Department of Justice ("DOJ") issued a Consent Decree to resolve Site-related claims against the Company and the other PRPs. Under terms of the Consent Decree, the Company is a "de minimis" party, eligible for settlement under section 122 (g) of CERCLA, and entitled to statutory contribution protection. The United States District Court entered the Consent Decree on August 18, 1997.

      Under the Consent Decree, the Company received final covenants from the Federal and State Governments prohibiting those entities from taking further civil or administrative action against the Company related to the Site, subject to standard statutory reopeners. The Company is not aware of any other pending or threatened claims or administrative actions involving the Site, and believes that any such claims or actions would be unlikely.

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

NOTE 16 - SUBSEQUENT EVENTS

      In July 1998 the Company entered into an agreement to acquire the business of one of its major European distributors. Under the terms of the agreement the Company will purchase certain assets and assume certain liabilities. Consummation of the purchase is expected to occur in calendar year 1998.

      The Company intends to finance the purchase with existing cash and anticipates that borrowings, if any, will be funded by its existing borrowing facility (see Note 5).

CHEMFAB CORPORATION QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   Basic Per       Diluted Per
     1998                                          Share Data(1)   Share Data(1)
     ----                                           -----------     ------------

                         Net     Gross      Net           Net             Net
     Quarter           Sales    Profit   Income        Income          Income
                       -----    ------   ------        ------          ------

     First          $ 22,154   $ 7,559  $ 2,038         $0.26           $0.25
     Second           25,902     8,734    2,549          0.32            0.31
     Third            27,257     9,274    2,808          0.36            0.34
     Fourth           29,147    10,313    3,537          0.45            0.43
                    --------   -------  -------         -----           -----

     Year           $104,460   $35,880  $10,932         $1.38           $1.33
                    ========   =======  =======         =====           =====


                                                     Basic Per      Diluted Per
     1997                                            Share Data(1) Share Data(1)
     ----                                            ------------   ------------

                         Net     Gross      Net           Net             Net
     Quarter           Sales    Profit   Income        Income          Income
                       -----    ------   ------        ------          ------

     First           $19,938   $ 6,747   $1,700         $0.21           $0.21
     Second           22,127     7,458    2,125          0.26            0.26
     Third            23,446     7,876    2,319          0.29            0.28
     Fourth           25,272     8,863    2,962          0.37            0.36
                     -------   -------   ------         -----           -----

     Year            $90,783   $30,944   $9,106         $1.13           $1.10
                     =======   =======   ======         =====           =====


(1) Computations of earnings per share for each quarter are independent and do not necessarily equal the amount computed for the year.


                                  CHEMFAB CORPORATION
                           VALUATION AND QUALIFYING ACCOUNTS
                                      SCHEDULE II
                        YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                    (in thousands)


                     Balance at        Charges                     Balance at
                      beginning             to        Deductions          end
                        of year        Expense      and Other(1)      of year
                     ----------        -------      -----------    ----------
1998
----

Allowance for
doubtful accounts          $367           $ 78            $ (48)         $397
                           ====           ====            =====          ====
1997
----

Allowance for
doubtful accounts          $382           $112            $(127)         $367
                           ====           ====            =====          ====
1996
----

Allowance for
doubtful accounts          $276           $201            $ (95)         $382
                           ====           ====            =====          ====

 (1)  Uncollectible accounts written off, net of recoveries.