Form 10-Q
period 1998-09-27
CHEMFAB CORP
filed 1998-11-12
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 27, 1998

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

                                   YES   X    NO_____.
                                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                  Outstanding at October 30, 1998
     Common Stock, $ .10 par value      7,850,700 shares


                              CHEMFAB CORPORATION
                                     INDEX


Part I - Financial Information:                                       Page No.
                                                                      --------

     Item 1 -  Financial Statements
               --------------------

               Consolidated Balance Sheets at September                    3
               27, 1998 and June 30, 1998

               Consolidated Statements of Income for                       5
               the Three Months Ended September 27,
               1998 and September 28, 1997

               Consolidated Statements of Cash Flows                       6
               for the Three Months Ended September
               27, 1998 and September 28, 1997

               Notes to Consolidated Financial Statements                  7

   Item 2 -    Management's Discussion and Analysis of                     8
               ---------------------------------------
               Financial Condition and Results of Operations
               ---------------------------------------------

Part II - Other Information:

     Item 6(a) - Exhibits                                                  11
                 --------

     Item 6(b) - Reports on Form 8-K                                       11
                 -------------------

     Signatures                                                            12


                                   CHEMFAB CORPORATION
                                   -------------------
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                         (in thousands except par value amounts)

                                                        September 27,             June 30,
                                                                 1998                 1998
                                                        _____________          ___________
                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                $  4,468            $ 11,099
    Receivables:
       Trade                                                   19,061               20,946


       Other                                                        -                   17
     Inventories                                               19,750               17,403
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                        2,098                1,373

    Prepaid expenses, and other current assets                  1,202                  720
    Deferred tax assets                                           731                  730
                                                             --------             --------

       Total current assets                                    47,310               52,288

Property, plant and equipment, at cost                         55,701               50,260
    Less: accumulated depreciation                            (27,074)             (26,043)
                                                             --------              -------

   Net property, plant and equipment                           28,627               24,217

Goodwill, net                                                  15,671                9,926
Other assets                                                    2,869                2,673
                                                             --------             --------

          Total assets                                       $ 94,477            $  89,104
                                                             ========             ========

See accompanying Notes to Consolidated Financial Statements.


                                   CHEMFAB CORPORATION
                                   -------------------
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                         (in thousands except par value amounts)

                                                             Sept. 27,            June 30,
                                                                 1998                1998
                                                            ----------            --------
                                                           (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                                            $  13,838           $  12,307
    Accrued income taxes                                         3,164               2,540
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                                     345                 151
                                                               -------             -------

       Total current liabilities                                17,347              14,998
                                                               -------             -------

Deferred tax liabilities                                         1,752               1,752

Shareholders' equity:
    Preferred stock, par value $.50:
       authorized - 1,000 shares,
       none issued                                                   -                   -
    Common stock, par value $.10:
       authorized - 15,000 shares;
       issued 8,701 shares at September 27, 1998                    870                 869
       and 8,689 shares at June 30, 1998

    Additional paid-in capital                                  25,115              25,008
    Retained earnings                                           63,429              61,036
    Treasury stock, at cost
        (877  shares at September 27, 1998
         and at June 30, 1998)                                 (15,137)            (15,137)



     Foreign currency translation
         adjustment                                              1,101                 578
                                                               -------             -------

       Total shareholders' equity                               75,378              72,354
                                                               -------             -------

       Total liabilities and shareholders' equity            $  94,477           $  89,104
                                                               =======             =======

               See accompanying Notes to Consolidated Financial Statements.


                                   CHEMFAB CORPORATION
                                   -------------------
                            CONSOLIDATED STATEMENTS OF INCOME
                            ---------------------------------
                                       (Unaudited)
                          (in thousands except par value amount)

                                                                 Three Months Ended
                                                           Sept. 27, 1998   Sept. 28, 1997
                                                           --------------   --------------
Net sales                                                       $  25,233        $  22,154
Cost of sales                                                      16,796           14,595
                                                                 --------         --------

Gross profit                                                        8,437            7,559
Selling, general and
   administrative expenses                                          4,254            3,969
Research and development                                              860              659
Other (income) expense                                               (124)              16
Interest income, net                                                 (103)             (82)
                                                                 --------         --------
Income before income taxes                                          3,550            2,997

Provision for income taxes                                          1,157              959
                                                                 --------          -------

Net income                                                      $   2,393        $   2,038
                                                                 ========         ========

Earnings per share:
   - Basic                                                          $0.31            $0.26
   - Diluted                                                        $0.30            $0.25

Weighted average common share outstanding:
   - Basic                                                          7,816            7,973
   - Diluted                                                        8,092            8,281

               See accompanying Notes to Consolidated Financial Statements.



                                   CHEMFAB CORPORATION
                                   -------------------
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)
                                      (in thousands)
                                                                 Three Months Ended
                                                                 ------------------
                                                           Sept. 27, 1998   Sept. 28, 1997
                                                           --------------   --------------
Cash flows from operating activities:
   Net income                                                    $  2,393         $  2,038
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation & Amortization                                 1,338            1,205
        Change in assets and liabilities:


           Receivables                                              2,619             (114)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts, net               (531)             540
           Inventories                                             (1,324)          (1,262)
           Prepaid expenses and other                                (251)            (199)
           Other assets                                              (531)             (68)
           Accounts payable and accrued expenses                      (37)          (1,427)
           Accrued income taxes                                       588              827
           Deferred tax assets and liabilities                         (1)              (2)

           Total adjustments                                        1,870            (500)

           Net cash provided by operating activities                4,263            1,538
   Cash flows from investing activities:
        Purchase of Vdb/hi-tex                                     (6,123)               0
        Capital expenditures (net)                                 (4,933)          (1,205)
           Net cash used in investing activities                  (11,056)          (1,205)

   Cash flows from financing activities:
        Proceeds from exercise of stock options                       108              946
        Purchase of treasury shares                                     0           (1,889)

           Net cash provided by/(used in) financing                   108             (943)
           activities

   Effect of exchange rate changes on cash                             54              (50)

   Net decrease in cash and cash equivalents                       (6,631)            (660)

   Cash and cash equivalents at beginning of year                  11,099            8,055

   Cash and cash equivalents at end of period                  $    4,468        $   7,395
                                                                =========        =========

  Interest paid                                                $        0        $       0

  Income taxes paid                                            $      677        $     203

 See accompanying Notes to Consolidated Financial Statements



                              CHEMFAB CORPORATION
                              -------------------
                  Notes To Consolidated Financial Statements.
                  ------------------------------------------
                               September 27, 1998
                               ------------------
                                  (Unaudited)

Note 1-  Significant Accounting Policies

         Principles of Consolidation:

         The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at September 27, 1998 and June 30, 1998 and the consolidated statements of income and cash flows for the three months ended September 27, 1998 and September 28, 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other  information have been condensed  or omitted
         from these interim financial  statements.   The statements,  therefore,
         should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1998 (file no. 1-12767).



Note 2-  Acquisitions:

        Purchase - Vdb/hi-tex Technische Gewebe Gmbh

        On September 7, 1998 the Company completed the purchase of the business assets (principally inventory, equipment, certain liabilities and accounts payable, accruals and intangibles) of Vdb/hi-tex Technische Gewebe Gmbh (Vdb) for approximately $6.2 million in cash including associated transaction costs. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Vdb's main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. This business is
        expected to continue.   Vdb's primary markets are in Germany, Turkey
        and Eastern European countries. The acquisition of Vdb resulted in the recognition of goodwill of approximately $5.9 million which will be amortized over 15 years.

Note 3-  Inventories:

         Inventories consist of the following:
                                        Sept. 27, 1998      June 30,1998
                                        --------------      ------------
                                                  (in thousands)
         Finished Goods                      $ 7,832        $ 5,674
         Work in Process                       6,344          7,396
         Raw Materials                         5,574          4,333
                                             -------        -------
                                             $19,750        $17,403
                                             =======        =======

Note 4-  Commitments and Contingencies:


         The Birdair, Inc. (Birdair) litigation described in Part 1, Item 3 in the fiscal 1998 Annual Report is still pending. The Company vigorously denies liability. While the litigation is in the early stages of pretrial discovery, the Company continues its efforts to resolve the dispute.

         Various other lawsuits and claims are pending or have been asserted by and against the Company, including matters previously disclosed by the Company in its Form 10-K for the year ended June 30, 1998. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2   Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
         Three Months Ended September 27, 1998
         -------------------------------------

Net Sales
---------

The Company's consolidated net sales for the three months ended September 27, 1998, the first quarter of fiscal 1999, increased 14% to $25,233,000 from $22,154,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 4% over the year earlier period while shipments of architectural products rose 73%. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 13% and worldwide engineered products would have increased by 3% over the previous year.

Engineered Products - Americas sourced sales (which include all non-architectural product sales from the Company's U.S. manufacturing plants; principal geographic markets are the Americas and the Far East) increased 4% to $11,898,000 from $11,472,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's food processing markets. It is expected that revenues from sales of engineered products, particularly into the Americas, will remain relatively solid through the end of the fiscal year.

Engineered Products - Europe sourced sales (which include all product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Far East) increased to $6,429,000 from $6,054,000 in the same quarter last year. The British Pound, which is the currency in which the Company's European sales are recorded, strengthened relative to mainland
European currencies and relative to the U.S. Dollar. Measured in constant currency rates, sales would have increased 2% over the same period last year. The impact of the purchase of Vdb (see Note 2) was minor as the acquisition was transacted shortly before the end of the quarter. For the remainder of the year, the Company expects to benefit from the inclusion of the revenue from the Vdb acquisition. Sales growth for the balance of the European business is expected to continue at approximately the same rate for the remainder of the fiscal year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) decreased slightly to $1,479,000 from $1,500,000 in the same quarter last year. This decrease was the result of a continued weakness of the economy in certain Asian countries which has caused a downward trend in revenues. Percentage revenue growth from industrial product shipments into the Asia Pacific region is expected to continue at approximately this level for the remainder of the fiscal year.

Architectural Product sales increased 73% to $5,427,000 from $3,128,000 in the same quarter last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year versus last year. On September 30, 1998, the Company entered into a $28,600,000 million contract to supply PTFE-coated fabric as the roof membrane for thousands of tent-styled shelters in Mina, Kingdom of Saudi Arabia. The Company expects to ship the entire order in fiscal 1999, subject to various normal raw material and production risks associated with large-volume orders. Based on recent post-period order entry and other relevant market data, the Company expects that architectural product sales for the remainder of the year are likely to continue at record levels, subject to various normal raw material and production risks associated with record volumes.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated net sales declined slightly to 33.4% for the quarter, down from 34.1% for the first quarter of last year. The decline is principally attributable to product mix, with high architectural sales, and some out-of-period costs associated with the Tent City project, the revenues for which are not expected to be realized until the second and third quarter of fiscal year 1999.


Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 7% to $4,254,000 from $3,969,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from additional expenses relating to Vdb (see Note 2) and additional legal expenses, as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 17%, down slightly from the first quarter of last year.

Research and development expenses were $860,000 compared to last year's level of $659,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

Interest Expense, Net
---------------------

The Company had net interest income of $103,000 for the quarter compared to net interest income of $82,000 for the same quarter last year, largely as a result of excess average cash balances.


                        LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 27, 1998, the Company generated $4,263,000 of cash from operations, which was up from the same quarter of the prior year. During this same period, the Company invested $4,933,000 in property, plant and equipment additions, and expended $6,123,000 to acquire Vdb/hi-tex Technische Gewebe Gmbh (see Note 2). The Company also received $108,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital decreased to $29,963,000 from $37,290,000 at the end of fiscal 1998. As of September 27, 1998, the Company had approximately $21 million of additional credit available under its domestic and international borrowing facilities. During the first month of the second fiscal quarter, the Company commenced draws on its line of credit to finance operations, and expects that it will continue to do so in connection with the cash flow requirements of the Tent City project. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 1999 and to deal with any liabilities or contingencies described in Note 4 to the Consolidated Financial Statements.

                           FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including raw material procurement, production and related risks, and shipment delays for a contract of the magnitude of Tent City, fluctuation in the demand for the Company's architectural products and similar economic and industry risks related to the award and continuation of certain large projects, and the Company's ability to penetrate the consumer bakeware liner market. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 3 _ Legal Proceedings
--------------------------

See the information under the caption "Note 4 _ Commitments and Contingencies" in Notes to Consolidated Financial Statements of this 10Q.

ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    6(a)      Exhibits
              --------

    10(b)10 Asset Purchase Agreement between Chemfab Corporation and Vdb/hi-tex Technische Gewebe Gmbh dated July 17, 1998.

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


         CHEMFAB CORPORATION
         -------------------
             (Registrant)

    By:/S/ John W. Verbicky
       --------------------
         President, Chief Executive Officer and Director

    By:/S/Moosa E. Moosa
       -----------------
         Moosa E. Moosa
         Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

    By:/S/ Hilary A. Arwine
       --------------------
         Hilary A. Arwine
         Corporate Controller
         (Principal Accounting Officer)

Date: November 11, 1998