Form 10-Q
period 1998-12-27
CHEMFAB CORP
filed 1999-02-10
CIK 725813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended

                                December 27, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of January 29, 1999, the Company had 8,764,919 shares of Common Stock, par value $0.10 per share, outstanding.

                               CHEMFAB CORPORATION

                                      INDEX


Part I.  Financial Information                                    Page No.

   Item 1.    Financial Statements

              Consolidated Balance Sheets at
              December 27, 1998 and June 30, 1998                     3

              Consolidated Statements of Income for the
              Three Months and Six Months Ended
              December 27, 1998 and December 28, 1997                 5

              Consolidated Statements of Cash Flows for the
              Six Months Ended December 27, 1998 and
              December 28, 1997                                       6

              Notes to Consolidated Financial Statements              7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9


Part II.  Other Information

   Item 1.    Legal Proceedings                                      13

   Item 4.    Submission of Matters to a Vote of Security
              Holders                                                14

   Item 6.    Exhibits and Reports on Form 8-K                       14

              Signatures                                             15

                          Part I. Financial Information


                               CHEMFAB CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except par value amounts)

                                                   December 27,        June 30,
                                                       1998              1998
                                                   ------------      -----------
                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                     $   2,664           $  11,099
    Receivables:
       Trade                                         22,845              20,946
       Other                                            104                  17
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                2,925               1,373

    Inventories                                      28,325              17,403
    Prepaid expenses, and other current assets        1,484                 720
    Deferred tax assets                                 730                 730
                                                   --------            --------

       Total current assets                          59,077              52,288

Property, plant and equipment, at cost               58,988              50,260
    Less: accumulated depreciation                  (27,959)            (26,043)
                                                   --------            --------

    Property, plant and equipment, net               31,029              24,217

Goodwill, net                                        15,302               9,926
Other assets                                          2,600               2,673
                                                   --------            --------

    Total assets                                  $ 108,008      $       89,104
                                                   ========            ========

See accompanying notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except par value amounts)

                                                  December 27,        June 30,
                                                      1998               1998
                                                  -----------        ----------
                                                   (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                                  $  19,061          $  12,307
    Short-term borrowings                              6,011                  -
    Accrued income taxes                               3,094              2,540
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                           164                151
                                                    --------           --------

       Total current liabilities                      28,330             14,998
                                                    --------           --------

Deferred tax liabilities                               1,752              1,752

Shareholders' equity:
    Preferred stock, par value $.50:
       authorized - 1,000 shares,
       none issued                                         -                  -
    Common stock, par value $.10:
       authorized - 15,000 shares;
       issued 8,765 at December 27, 1998
       and 8,689 shares at June 30, 1998                 876                869
    Additional paid-in capital                        25,965             25,008
    Retained earnings                                 65,937             61,036
    Treasury stock, at cost
        (910  shares at December 27, 1998
         and 877 at June 30, 1998)                   (15,826)           (15,137)
    Foreign currency translation
         adjustment                                      974                578
                                                    --------           --------

    Total shareholders' equity                        77,926             72,354
                                                    --------           --------

      Total liabilities and shareholders' equity   $ 108,008          $  89,104
                                                    ========           ========


See accompanying notes to Consolidated Financial Statements.

                              CHEMFAB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (in thousands except per share data)

                              Three Months Ended           Six Months Ended
                            -----------------------   -------------------------
                             12/27/98     12/28/97       12/27/98     12/28/97

Net sales                  $   27,892   $   25,902     $   53,125   $   48,055
Cost of sales                  18,430       17,168         35,226       31,762
                            ---------    ---------      ---------    ---------

Gross profit                    9,462        8,734         17,899       16,293
Selling, general and
   administrative expenses      5,070        4,271          9,324        8,240
Research and development          796          763          1,656        1,422
Other expense (income)            (36)          32           (160)          48
Interest income, net              (25)         (78)          (128)        (160)
                            ---------    ---------      ---------    ---------

Income before income taxes      3,657        3,746          7,207        6,743


Provision for income taxes      1,149        1,197          2,306        2,156
                            ---------    ---------      ---------    ---------

Net income                 $    2,508   $    2,549     $    4,901   $    4,587
                            =========    =========      =========    =========

Earnings per share:
   - Basic                      $0.32        $0.32          $0.63        $0.58
   - Diluted                    $0.31        $0.31          $0.61        $0.56

Weighted average common share outstanding:
   - Basic                      7,839        7,926          7,828        7,947
   - Diluted                    8,087        8,251          8,096        8,263



See accompanying notes to Consolidated Financial Statements.


                               CHEMFAB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                       Six Months Ended
                                                                    Dec. 27,      Dec. 28,
Cash flows from operating activities:                                 1998          1997
                                                                  ----------    ----------

   Net income                                                    $     4,901   $     4,587
    Adjustments to reconcile net income to net
     cash provided by operations:
        Depreciation and amortization                                  2,731         2,370
         Change in working capital:
            Receivables                                               (1,276)       (2,204)
           Costs and estimated earnings in excess
           of billings on uncompleted contracts, net                  (1,539)          723
           Inventories                                                (9,938)       (1,527)
           Prepaid expenses and other                                   (527)         (233)
           Other assets                                                 (521)         (117)
           Accounts payable and accrued expenses                       5,349        (1,216)
           Income taxes                                                  545           368
                                                                  ----------    ----------
              Total adjustments                                       (5,176)       (1,836)
                                                                  ----------    ----------
           Net cash (used in) provided by operating activities          (275)        2,751

   Cash flows from investing activities:
       Acquisition                                                    (6,237)            -
       Capital expenditures, (net)                                    (8,344)       (2,476)
                                                                  ----------    ----------
           Net cash used in investing activities                     (14,581)       (2,476)

   Cash flows from financing activities:
        Short-term borrowings                                          6,003             -
        Proceeds from exercise of stock options                          964         1,401
        Purchase of treasury shares                                     (689)       (4,104)
                                                                  ----------    ----------
           Net cash provided by (used in) financing activities         6,278        (2,703)

   Effect of exchange rate changes on cash                               143            23
                                                                  ----------    ----------

   Net (decrease) increase in cash and cash equivalents               (8,435)       (2,405)

   Cash and cash equivalents at beginning of year                     11,099         8,055
                                                                  ----------    ----------
   Cash and cash equivalents at end of period                    $     2,664   $     5,650
                                                                  ==========    ==========

   Interest paid                                                 $        33   $         -
   Income taxes paid                                             $     1,844   $     1,611

See accompanying notes to the Consolidated Financial Statements.


                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                December 27, 1998

Note 1 - Significant Accounting Policies:


         Principles of Consolidation:

         The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at December 27, 1998 and June 30, 1998, the consolidated statements of income for the three months and six months ended December 27, 1998 and December 28, 1997 and cash flows for the six months ended December 27, 1998 and December 28, 1997. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1998 (file no. 1-12767).

Note 2 - Inventories:

        Inventories consisted of the following:

                           Dec. 27, 1998    June 30, 1998
                           -------------    -------------
                                  (in thousands)

        Finished goods       $11,174         $  5,674
        Work in process        7,746            7,396
        Raw materials          9,405            4,333
                           ---------        ---------
                             $28,325          $17,403
                             =======          =======

Note 3 - Commitments and Contingencies:

         The Birdair, Inc. (Birdair) litigation described in Part 1, Item 3 in the fiscal 1998 Annual Report is still pending. The Company continues to vigorously deny liability. While the litigation is in the early stages of pretrial discovery, the Company continues its efforts to resolve the dispute.

          The Company's sales of roof membrane fabric for the Tent City project are expected to total approximately $21,000,000, as compared with an initial contract commitment of $28,600,000. The Company believes that the shortfall was primarily caused by major deficiencies in the quality of raw materials received and in the availability of acceptable raw materials. Under the contract with the Company's customer on this project, the customer may assert penalty claims against the Company due to the shortfall in the Company's deliveries. An initial claim of unliquidated amount has been threatened by the customer, but the Company vigorously denies liability, and believes that it has good defenses.

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

Note 4 - Debt:

         At December 27, 1998, the Company has available a $21,000,000 line of credit jointly with two commercial banks. Borrowings under this facility are at the higher of the bank's base rate (7.75% at December 27, 1998), or 0.5% over the federal funds rate (5.19% at December 27,
         1998), as defined in the agreement. Borrowings under this option is 1.00% over the LIBOR rate. The Company has also secured Eurocurrency pricing options for certain debt as defined in the agreement. The amount borrowed on the line of credit was $6,011,000 at December 27, 1998 and $0 at June 30, 1998.

Note 5 - Acquisitions:

          On September 7, 1998 the Company completed the purchase of the business assets (principally inventory, equipment and intangibles, net of certain liabilities, accounts payable and accruals) of Vdb/hi-tex Technische Gewebe Gmbh (Vdb) for approximately $6,200,000 in cash including associated transaction costs. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Vdb's main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. This business is expected to continue. Vdb's primary markets are in Germany, Turkey and Eastern European countries. The acquisition of Vdb resulted in the recognition of goodwill of approximately $5,900,000 which will be amortized over 15 years.

         On December 29, 1998, the Company completed the purchase of the business assets (principally inventory, equipment, and intangibles net of certain liabilities; accruals and accounts payable) of Breitenborn GmbH (Breitenborn) for approximately $2,754,000 in cash including associated transaction costs. The acquisition will be accounted for using the purchase method of accounting.

         Breitenborn's main business is in Germany and comprises the fabrication and distribution of PTFE composite products principally purchased from Chemfab. This business is expected to continue.

         In January 1999, the Company entered into an agreement to acquire control of a PTFE coating and fabrication operation in South America. The agreement contains certain contingencies which are expected to be fulfilled in fiscal 1999.

Item II              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                      Three Months Ended December 27, 1998

Net Sales

The Company's consolidated net sales for the three months ended December 27, 1998, the second quarter of fiscal 1999, increased 8% to $27,892,000 from $25,902,000 in the same quarter last year. Shipments of the Company's engineered products worldwide increased 8% over the year earlier period while shipments of architectural products rose 5%. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 7% and worldwide engineered product sales would have increased by 7% over the previous year.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 4% to $13,300,000 from $12,786,000 for the same quarter last year. This sales increase resulted principally from strength in the Company's food processing and general distributor markets, offsetting lower sales in the electrical, electronic and protective systems markets. It is expected that revenues from sales of engineered products into the Americas will remain relatively strong through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 29% to $8,439,000 from $6,531,000 in the same quarter last year. The Vdb acquisition accounted for 14% of the increase in European Business Group sales. Had the mainland European currencies and the Pound Sterling remained at the same exchange rate as last year, European Business Group sales for the quarter would have increased 24% over the same quarter a year ago. Sales for the remainder of the fiscal year are expected to continue at approximately the same levels.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) decreased 34% to $1,321,000 from $1,995,000 in the same quarter last year. This decrease was the result of continued weakness of the economy in certain Asian countries, which has caused a downward trend in revenues. Revenue from industrial product shipments into the Asia Pacific region is expected to continue at approximately this level for the remainder of the fiscal year.

Architectural Product sales increased 5% to $4,832,000 from $4,590,000 in the same quarter last year. This increase in revenues was the result of an increase in projects underway to-date this year (including approximately $3,100,000 in sales to the Tent City project) versus last year. The Company expects to complete the sale of roof membrane to the Tent City project in the third quarter of fiscal 1999. Revenues from the Tent City project are expected to approximate $18,000,000 in the third quarter. Shipments from the Tent City project produced in the second quarter of fiscal 1999 had a modest negative impact on the operating margin line. The Company expects no contribution to earnings from the Tent City project, in light of the major deficiencies in the quality and availability of raw materials. Based on recent order entry and other relevant market data, the Company expects that architectural product sales in the fourth quarter of fiscal 1999 will return to revenue levels comparable to those achieved in the same period of the prior year. Projected architectural revenues are subject to possible claims and contingencies, as summarized in part II, Item 1 below.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales were 33.9% for the quarter, up slightly from last year. The Company maintained its gross margin percentage as a result of manufacturing efficiencies and a net favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $5,070,000 from $4,271,000 in the same quarter last year. This increase resulted from the combined effects of the higher cost structure in place (including goodwill amortization), to support the Company's newly acquired business in Germany as well as higher shipping expense associated with the Tent City project. Selling, general and administrative expenses as a percentage of sales was 16%, up from the second quarter of last year.

Research and Development Expenses

Research and development expenses were $796,000 compared to last year's level of $763,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities.

Interest Income

The Company had net interest income of $25,000 for the quarter compared to $78,000 for the same quarter last year. The decrease is mainly a result of a lower average cash balance and interest expense on borrowings made in the quarter to fund the acquisitions and the Tent City project.

Other (Income) Expense

The Company had net other income of $36,000 for the three months ended December 27, 1998 compared to $32,000 of net other expense for the same period last year.


                       Six Months Ended December 27, 1998

Net Sales

The Company's consolidated net sales for the six months ended December 27, 1998, the first half of fiscal 1999, increased 11% to $53,125,000 from $48,055,000 in the same period last year. Shipments of the Company's engineered products worldwide increased 6% over the year earlier, while architectural product shipments increased 33% for the same period. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenues would have increased by 10% and worldwide engineered product sales would have increased by 5% over the previous year.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) increased 4% to $25,195,000 from $24,252,000 for the same period last year. This sales increase resulted principally from strength in the Company's food processing and general distributor markets, offsetting lower sales in the electrical and electronic markets and protective systems sales.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) for the first half of the fiscal year increased 18% to $14,869,000 from $12,589,000 in the same period last year. The Vdb acquisition accounted for 7% of the growth in the European Business Group sales. Had the European currencies and the Pound Sterling remained at the same exchange rate as last year, European Business Group sale for the period would have increased 15%.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) decreased 20% to $2,801,000 from $3,496,000 in the same period last year. This decrease was the result of a continued economic weakness in the Asia Pacific countries, which has caused a downward trend in revenues.

Architectural Product sales increased 33% to $10,260,000 from $7,718,000 in the same period last year. This increase in revenues was the result of an increase in sizable projects underway to-date this year (including the Tent City project) versus last year.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales were 33.7% for the six months ended December 27, 1998, down slightly from last year due to start up costs on the Tent City project and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13% to $9,324,000 from $8,240,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place (including goodwill amortization) to support the Company's newly acquired business in Germany as well as higher shipping costs associated with the Tent City project. Selling, general and administrative expenses as a percentage of sales were 18%, up slightly from last year's level of 17%.

Research and Development Expenses

Research and development expenses were $1,656,000 compared to last year's level of $1,422,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher spending is primarily attributed to new product development activities.

Other (Income) Expense

The Company had net other income of $160,000 for the six months ended December 27, 1998 compared to $48,000 of net other expense in the year-earlier period.

Interest Income

The Company had net interest income of $128,000 for the six months ended December 27, 1998 compared to net interest income of $160,000 for the same period last year. The decrease is the result of a lower average cash balance and interest expense associated with bank debt incurred to fund the acquisition and the Tent City project.

                         Liquidity and Capital Resources

During the six months ended December 27, 1998, the Company utilized $389,000 of cash in operations, down from $2,751,000 of cash generated in the same period of the prior year. The reduction is the result of additional working capital needed to support the higher revenues and the fast paced Tent City project. During the period, the Company invested $8,609,000 in property, plant and equipment additions, and expended $689,000 to repurchase stock under its share repurchase program. The Company also received $964,000 in cash proceeds and related tax benefits from the exercise of stock options during this period. During the quarter the Company borrowed approximately $6,011,000 of short-term loans to fund both the acquisition it has completed and for the Tent City project.

Working capital decreased to $30,747,000 from $37,290,000 at the end of fiscal 1998. As of December 27, 1998, the Company had an aggregate line of credit of approximately $21,000,000 under its domestic and international borrowing facilities. As of December 27, 1998, the Company had approximately $12,000,000 available under these facilities. In the third quarter the Company continues to borrow against these facilities to fund additional acquisitions and for working capital needs. The Company also has the ability to discount, without recourse (under its Letter of Credit Agreement), its receivables from the Tent City project. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 1999 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

                                    Year 2000

In 1993, the Company began its program to prepare for the Year 2000 problem. The Company has made steady progress since then in addressing this computer programming challenge. The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely and effective Year 2000 compliance. The Company has generally completed the identification and assessment phase of its Year 2000 program. The Company believes that the vast majority of its major information management and operations systems are currently Year 2000 compliant.

The Company currently expects total out-of-pocket costs to become Year 2000 capable to be less than $1,400,000, of which the Company had spent $1,200,000 by December 27, 1998. The Company expects that the remainder of such costs will not have a material effect on the Company's financial condition, operations or liquidity.

The Company has also identified and been in communication with its key third party vendors and suppliers, both to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues, and to plan for the satisfactory resolution of any such contingencies. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of its suppliers to be Year 2000 ready. The Company intends to complete the survey of its key customers by June 30, 1999 to determine and make plans regarding their state of Year 2000 readiness.

While no assurance can be given, the Company does not anticipate at this time that the Year 2000 problem will have a material adverse impact on the Company's business, financial condition or results of operation.

                           Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including raw material procurement, production and related risks, shipment delays and shortfalls, and any associated penalties for a contract of the magnitude of Tent City, final settlement negotiations and their impact on the litigation by Birdair, any fluctuation in the demand for architectural material, and the impact of the integration of our recently announced acquisitions. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.


                           Part II. Other Information

Item 1. Legal Proceedings

The Birdair, Inc. (Birdair) litigation described in Part 1, Item 3 in the fiscal 1998 Annual Report is still pending. The Company continues to vigorously deny liability. While the litigation is in the early stages of pretrial discovery, the Company continues its efforts to resolve the dispute.

The Company's sales of roof membrane fabric for the Tent City project are expected to total approximately $21,000,000, as compared with an initial contract commitment of $28,600,000. The Company believes that the shortfall was primarily caused by major deficiencies in the quality of raw materials received and in the availability of acceptable raw materials. Under the contract with the Company's customer on this project, the customer may assert penalty claims against the Company due to the shortfall in the Company's deliveries. An initial claim of unliquidated amount has been threatened by the customer, but the Company vigorously denies liability, and believes that it has good defenses.

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 29,1998, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following two proposals:

         (1) A proposal to elect seven directors to serve for a one-year term and until their respective successors have been duly qualified and elected.

         (2) A proposal to ratify the appointment of Ernst & Young LLP as the independent auditor for the Company for the fiscal year ending June 30, 1999.

Results with respect to the voting on each of the above proposals were as follows:

  Proposal 1:
  Directors                  For         Withhold Authority        Abstentions

  Paul M. Cook            5,917,922             2,555                   0
  Warren C. Cook          5,917,922             2,555                   0
  Robert E. McGill III    5,917,922             2,555                   0
  James E. McGrath        5,917,922             2,555                   0
  Duane C. Montopoli      5,904,672            15,805                   0
  Nicholas Pappas         5,917,922             2,555                   0
  John W. Verbicky        5,917,922             2,555                   0


  Proposal 2:

     5,901,572      Votes For
        15,680      Votes Against
         3,225      Abstentions

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None.

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CHEMFAB CORPORATION



Date: February 10, 1999                     /s/ John W. Verbicky
                                            ----------------------
                                            John W. Verbicky, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: February 10, 1999                     /s/ Moosa E. Moosa
                                            -------------------
                                            Moosa E. Moosa
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Date: February 10, 1999                     /s/ Hilary A. Arwine
                                            ---------------------
                                            Hilary A. Arwine
                                            Corporate Controller
                                            (Principal Accounting Officer)