Form 10-Q
period 1999-03-28
CHEMFAB CORP
filed 1999-05-12
CIK 725813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999
                                       or

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

As of April 30, 1999, the Company had 8,809,069 shares of Common Stock, par value $0.10 per share, outstanding.

                               CHEMFAB CORPORATION

                                      INDEX




Part I.  Financial Information                                         Page No.

         Item 1.    Financial Statements

                    Consolidated Balance Sheets at
                    March 28, 1999 and June 30, 1998                       3

                    Consolidated Statements of Income for the
                    Three Months and Nine Months Ended
                    March 28, 1999 and March 29, 1998                      5

                    Consolidated Statements of Cash Flows for the
                    Nine Months Ended March 28, 1999 and
                    March 29, 1998                                         6

                    Notes to Consolidated Financial Statements             7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9


Part II.  Other Information


         Item 3.    Legal Proceedings                                     13

         Item 6.    Exhibits and Reports on Form 8-K                      14
                    --------------------------------

         Signatures                                                       15

                         Part I - Financial Information

                                        CHEMFAB CORPORATION
                             CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                            (in thousands except par value amounts)

                                                      March 28,    June 30,
                                                        1999         1998
                                                      ---------    ---------
                                                     (Unaudited)

Current assets:
    Cash and cash equivalents ...................  $   3,376    $  11,099
    Receivables:
       Trade ....................................     20,777       20,946
       Other ....................................         77           17
     Costs and estimated earnings in excess of
       billings on uncompleted contracts ........      1,985        1,373

    Inventories .................................     20,908       17,403
    Prepaid expenses, and other current assets ..      3,275          720
    Deferred tax assets .........................      1,039          730
                                                   ---------    ---------

       Total current assets .....................     51,437       52,288

Property, plant and equipment, at cost ..........     59,353       50,260
    Less: accumulated depreciation ..............    (28,860)     (26,043)
                                                   ---------    ---------

   Property, plant and equipment, net ...........     30,493       24,217

Goodwill, net ...................................     16,651        9,926
Other assets ....................................      2,474        2,673
                                                   ---------    ---------

          Total assets ..........................  $ 101,055    $  89,104
                                                   =========    =========

See accompanying Notes to Consolidated Financial Statements

                                       CHEMFAB CORPORATION
                            CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                             (in thousands except par value amounts)
                                                        March 28,    June 30,
                                                          1999         1998
                                                        ---------    ---------
                                                       (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses ....................................  $  12,402    $  12,307
    Short-term borrowings ............................      5,524         --
    Accrued income taxes .............................      3,184        2,540
    Billings in excess of costs and
         Estimated earnings on
            uncompleted contracts
                                                               80          151
                                                        ---------    ---------

       Total current liabilities .....................     21,190       14,998
                                                        ---------    ---------

Deferred tax liabilities .............................      2,121        1,752

Shareholders' equity:
    Preferred stock, par value $.50:
       Authorized - 1,000 shares,
       None issued ...................................       --           --
    Common stock, par value $.10:
       Authorized - 15,000 shares;
       Issued 8,779 at March 28, 1999
       And 8,689 shares at June 30, 1998
                                                              878          869
    Additional paid-in capital .......................     26,235       25,008
    Retained earnings ................................     69,172       61,036
    Treasury stock, at cost
        (1,009 shares at March 28, 1999
         And 877 at June 30, 1998) ...................    (17,545)     (15,137)
     Foreign currency translation
         adjustment ..................................       (996)         578
                                                        ---------    ---------

       Total shareholders' equity ....................     77,744       72,354
                                                        ---------    ---------

          Total liabilities and shareholders' equity .  $ 101,055    $  89,104
                                                        =========    =========

See accompanying Notes to Consolidated Financial Statements

                               CHEMFAB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                                               Three Months Ended      Nine Months Ended

                                             March 28,    March 29,    March 28, March 29,
                                                1999         1998         1999      1998
                                              --------    --------    ---------- --------


Net sales ..................................  $ 44,457    $ 27,257    $ 97,581   $ 75,312
Cost of sales ..............................    30,734      17,983      65,958     49,745
                                              --------    --------    --------   --------

Gross profit ...............................    13,723       9,274      31,623     25,567
Selling, general and
   Administrative expenses .................     7,328       4,421      16,653     12,661
Research and development ...................     1,273         812       2,930      2,234
Other expense (income) .....................        78         (31)        (82)        17
Interest expense (income), net .............       360         (74)        231       (234)
                                               --------    --------   --------   --------

Income before income taxes .................     4,684       4,146      11,891     10,889

Provision for income taxes .................     1,449       1,338       3,755      3,494
                                              --------    --------    --------   --------

Net income .................................  $  3,235    $  2,808    $  8,136   $  7,395
                                              ========    ========    ========   ========

Earnings per share:
   - Basic .................................  $   0.41   $   0.36    $    1.04   $   0.93
   - Diluted ...............................  $   0.40   $   0.34    $    1.01   $   0.90

Weighted average common share outstanding:
   - Basic .................................     7,819       7,860       7,822      7,918
   - Diluted ...............................     8,034       8,160       8,069      8,228


                               CHEMFAB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                  Nine Months Ended
                                                                 Mar. 28,     Mar. 29,
                                                                   1999         1998
                                                                 --------    --------
Cash flows from operating activities:


   Net income .................................................. $  8,136    $  7,395
   Adjustments to reconcile net income to net cash
    provided by operations:
        Depreciation and amortization ..........................    4,306       3,615
        Change in working capital:
           Receivables .........................................      775      (2,653)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts, net .........     (682)       (114)
           Inventories .........................................   (2,397)       (967)
           Prepaid expenses and other ..........................   (2,577)        174
           Other assets ........................................     (219)       (384)
           Accounts payable and accrued expenses ...............   (1,658)        249
           Income taxes ........................................      762       1,091
                                                                 --------    --------
           Total adjustments ...................................   (1,690)      1,011
                                                                 --------    --------

           Net cash provided by operations .....................    6,446       8,406

   Cash flows from investing activities:
        Acquisitions ...........................................   (9,420)          0
        Capital expenditures (net) .............................   (9,052)     (4,528)
                                                                 --------    --------
           Net cash used in investing activities ...............  (18,472)     (4,528)

   Cash flows from financing activities:
        Short-term borrowings ..................................   13,524           0
        Repayment of short-term borrowings .....................   (8,000)          0
        Proceeds from exercise of stock options ................    1,236       1,743
        Purchase of treasury shares ............................   (2,408)     (5,404)
                                                                 --------    --------

           Net cash provided by/(used in) financing activities .    4,352      (3,661)

   Effect of exchange rate changes on cash .....................      (49)         43
                                                                 --------    --------


   Net (decrease)/increase in cash and cash equivalents ........   (7,723)        260

   Cash and cash equivalents at beginning of year ..............   11,099       8,055
                                                                  -------    --------

   Cash and cash equivalents at end of period .................. $  3,376    $  8,315
                                                                 ========    ========


  Interest paid ................................................ $    434    $      0
  Income taxes paid ............................................ $  2,366    $  2,248

See accompanying notes to the Consolidated Financial Statements.


                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 28, 1999
                                   (Unaudited)

Note 1 - Significant Accounting Policies

         Principles of Consolidation:

         The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 28, 1999 and June 30, 1998 and the consolidated statements of income for the three months and nine months ended March 28, 1999 and March 29, 1998 and cash flows for the nine months ended March 28, 1999 and March 29, 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1998 (file no. 1-12767).

Note 2 - Inventories:

        Inventories consisted of the following:

                                        March 28, 1999    June 30, 1998
                                                 (in thousands)

        Finished Goods                     $ 7,835             $ 5,674
        Work in Process                      6,017               7,396
        Raw Materials                        7,056               4,333
                                           -------             -------
                                           $20,908             $17,403
                                           =======             =======

Note 3 - Commitments and Contingencies:

         The Company has reached an agreement with Birdair, Inc. (Birdair) (Chemfab's leading customer for architectural membrane products), regarding improved ways to develop the architectural membrane market. The agreement, which was announced on March 25, 1999, became effective during the fourth quarter of the Company's fiscal year, on March 29, 1999. An additional feature of the agreement included resolution of the Company's dispute with Birdair and the termination of litigation activity related to the Tent City project, as previously described in
         Part I, Item 3 in the fiscal 1998 Annual Report, and in Part II, Item 1 of the Company's Form 10-Q for the fiscal quarter ending December 27, 1998.

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

Note 4 - Debt:

         At March 28, 1999, the Company had a $21,000,000 line of credit jointly with two commercial banks. Borrowings under this facility are at the higher of the bank's base rate (7.75% at March 28, 1999), or 0.5% over the federal funds rate (5.125% at March 28, 1998), as defined in the agreement. The Company has also secured Eurocurrency pricing options for certain debt as defined in the agreement. Borrowings under this option is 1.00% over the LIBOR rate. The amount available on the line of credit was $12,665,000 at March 28, 1999 and $21,000,000 at June 30,
         1998.

Note 5 - Acquisitions:

         On September 7, 1998, the Company completed the purchase of the business assets (principally inventory, equipment, certain liabilities and accounts payable, accruals and intangibles) of Vdb/hi-tex Technische Gewebe Gmbh (Vdb) for approximately $6,200,000 in cash, including associated transaction costs. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Vdb's main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. This business is expected to continue. Vdb's primary markets are in Germany, Turkey and Eastern European countries. The acquisition of Vdb resulted in the recognition of goodwill of approximately $5,900,000, which will be amortized over 15 years.

         On December 29, 1998, the Company completed the purchase of the business assets (principally inventory, equipment and intangibles, net of certain liabilities, accounts payable and accruals) of Breitenborn GmbH (Breitenborn) for approximately $2,773,000 in cash, including associated transaction costs. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, Breitenborn's main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. This business is expected to continue. The acquisition of Breitenborn resulted in the recognition of goodwill of approximately $2,309,000, which will be amortized over 15 years.

         In January 1999, the Company entered into an agreement to acquire control of a PTFE coating and fabrication operation in South America. The agreement contains certain contingencies which are expected to be fulfilled in fiscal 1999. Included in prepaid and other assets at March 28, 1999 is a $347,000 prepayment and $1,109,000 in escrow to complete the transaction.

Item II.             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                        Three Months Ended March 28, 1999

Net Sales

The Company's consolidated net sales for the three months ended March 28, 1999, the third quarter of fiscal 1999, increased 63% to $44,457,000 from $27,257,000 in the same quarter last year. Excluding sales to the Tent City project in Mina, Saudi Arabia, sales for the quarter increased 2.1%. Shipments of the Company's engineered products worldwide decreased 2%, over the year earlier period while shipments of architectural products (including the Tent City project) rose 336%. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 62% and worldwide engineered product sales would have decreased by 3% over the previous year.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) decreased 12% to $ 11,971,000 from $13,609,000 for the same quarter last year. This revenue decrease resulted principally from a decline in the Company's communication and protective system sales, which was partially offset by higher sales in the food processing market. It is expected that revenues from sales of engineered products into the Americas will continue at the same level through the end of the fiscal year.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) increased 11% to $8,010,000 from $7,197,000 in the same quarter last year. The Vdb and Breitenborn acquisitions accounted for most of the increase in European Business Group sales. Had the mainland European currencies and the Pound Sterling remained at the same exchange rate as last year, European
Business Group sales for the quarter would have increased 8% over the same quarter a year ago. Sales for the remainder of the fiscal year are expected to continue at approximately the same levels.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) increased 33% to $1,607,000 from $1,208,000 in the same quarter last year. The increase was the result of a strong marketing and sales focus into this geographic area and a strengthening of the economy in certain Asia countries. Revenue from industrial product shipments into the Asia Pacific region is expected to continue at approximately this level for the remainder of the fiscal year.

Architectural Product sales increased 336% to $22,869,000 from $5,243,000 in the same quarter last year. This increase in revenues was the result of an increase in projects completed-to-date this year (including approximately $16,631,000 in sales to the Tent City project) versus last year. Architectural Product sales (excluding Tent City sales) in the third quarter increased 19% to $6,238,000, compared to the same period last year. Based on recent order entry and other relevant market data, the Company expects that architectural product sales in the fourth quarter of fiscal 1999 will return to revenue levels comparable to those achieved in the same period of the prior year. The Company entered into agreements which became effective in the fourth quarter, to improve ways to develop the architectural membrane market. Pursuant to these agreements, the Company has agreed to provide merchandise credits totaling $1,250,000. As a result, the Company will not bill for shipments amounting to $1,250,000 in the fourth quarter of fiscal 1999. Therefore, reported revenue and margins in the fourth quarter will be impacted by the foregone revenue. The Company also expects to take a special charge for this merchandise in the same fouth quarter.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales were 30.9% for the quarter, down from 34.0% for the same quarter last year. The decrease was primarily attributed to the low margins on the Tent City project.

Selling, Administrative, Research and Development Expenses

Selling, general and administrative expenses increased 66% to $7,328,000 from $4,421,000 in the same quarter last year. This increase resulted from the combined effects of the higher cost structure in place (including goodwill amortization) to support the Company's newly acquired business in Germany, as well as higher shipping expense associated with the Tent City project. Selling, general and administrative expenses as a percentage of sales were 16%, consistent with the third quarter of last year. The Company expects that these expenses will continue in the fourth quarter at approximately 16% of sales.

Research and development expenses were $1,273,000 compared to last year's level of $812,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities. The Company expects to maintain research and development expense at approximately 3% of expected fourth quarter sales.

Other (Income) Expense

The Company had net other expense of $78,000 for the current quarter, compared to net other income of $31,000 for the same quarter last year.

Interest Income/Expense

The Company had net interest expense of $360,000 for the current quarter, compared to $74,000 interest income for the same quarter last year. The net interest expense in the current quarter compared with a net interest income in the corresponding quarter last year is mainly a result of a lower average cash balance and borrowings made to fund acquisitions and the Tent City project.

                        Nine Months Ended March 28, 1999

Net Sales

The Company's consolidated net sales for the nine months ended March 28, 1999 increased 30% to $97,581,000 from $75,312,000 in the same period last year. Excluding Tent City sales, year-to-date sales would have increased 3.1% from the same period last year. Shipments of the Company's engineered products worldwide increased 3% over the year earlier, while architectural product shipments (net of Tent City sales) increased 3% for the same period. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, consolidated revenue would have increased by 28% and worldwide-engineered products sales would have increased by 2% over the previous year.

Engineered Products - Americas Business Group sales (which include all non-architectural product sales to customers in North America and South America) decreased 2% to $37,167,000 from $37,851,000 for the same period last year. This decrease resulted principally from a decline in sales into the protective system, communication and electrical, electronic markets.

Engineered Products - European Business Group sales (which include all non-architectural product sales to customers in Europe, India, the Middle East and Africa) for the first nine months of the fiscal year increased 16% to $22,878,000 from $19,792,000 in the same period last year. The Vdb and Breitenborn acquisitions accounted for approximately 7% of the increase in the European Business Group sales. Measured in constant currency rates, prior to translation into U.S. dollars, European Business Group sales would have increased 9% over the same period last year.

Engineered Products - Asia Pacific Business Group sales (which include all non-architectural product sales to customers in the Far East and Australia) decreased 6% to $4,408,000 from $4,709,000 in the same period last year. This decrease was incurred in the first two quarters of the current fiscal year and was the result of continued weakness of the economy of certain Asian countries.

Architectural Product sales increased 156% to $33,128,000 from $12,960,000 in the same period last year. This increase in revenues was the result of an increase in sizable projects completed-to-date (including the Tent City project) this year versus last year. Excluding the Tent City project, architectural sales would have increased by 3% over the previous year.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales decreased to 32.4% for the nine months ended March 28, 1999, down from 33.9% for the same period last year, mainly due to the lower margins on the Tent City project.

Selling, Administrative, Research and Development Expenses

Selling, general and administrative expenses increased 32% to $16,653,000 from $12,661,000 in the same period last year. Increased selling, general and administration expenditures resulted from the combined effects of the higher cost structure in place to support the Company's newly acquired operations in Germany, as well as higher shipping expense associated with the Tent City project. Selling, general and administrative expenses as a percentage of sales were 17%, unchanged from the same period last year.

Research and development expenses were $2,930,000, compared to last year's level of $2,234,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher spending is primarily attributed to new product development activities.

Other (Income) Expense

The Company had net other income of $82,000 for the nine months ended March 28, 1999, compared to net other expense of $17,000 in the year-earlier period.

Interest Income/Expense

The Company had net interest expense of $231,000 for the nine months ended March 28, 1999, compared to net interest income of $234,000 for the same period last year. The net interest expense in the current period compared to the net interest income for the corresponding period last year is mainly a result of a lower average cash balance and borrowings made to fund acquisitions and the Tent City project.

                         Liquidity and Capital Resources

During the nine months ended March 28, 1999, the Company generated $6,446,000 cash from operations, down from $8,406,000 in the same period of the prior year. During the period, the Company invested $9,052,000 in property, plant and equipment additions mainly to increase capacity to meet expected customer demand, and expended $2,408,000 to repurchase stock under its share repurchase program. The Company also received $1,236,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital decreased to $30,247,000 from $37,290,000 at the end of fiscal 1998. As of March 28, 1999, the Company had an aggregate line of credit of approximately $21,000,000 under its domestic and international borrowing facilities. As of March 28, 1999, the Company had approximately $12,665,000 available under these facilities. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 1999 and to deal with any liabilities or contingencies described in Note 3 to the Consolidated Financial Statements.

                                    Year 2000

In 1993, the Company began its program to prepare for the Year 2000 issues. The Company has made steady progress since then in addressing this computer programming challenge. The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely and effective Year 2000 compliance. The Company has generally completed the identification and assessment phase of its Year 2000 program. The Company believes that the vast majority of its major information management and operations systems are currently Year 2000 compliant.

The Company currently expects total out-of-pocket costs to become Year 2000 capable to approximate $1,400,000, of which the Company had spent $1,200,000 by March 28, 1999. The Company expects that the remainder of such costs will not have a material effect on the Company's financial condition, operations or liquidity.

The Company has also identified and been in communication with its key third party vendors and suppliers, both to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues, and to plan for the satisfactory resolution of any such contingencies. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of its suppliers to be Year 2000 ready. The Company intends to complete the survey of its key customers by July 31, 1999 to determine and make plans regarding their state of Year 2000 readiness.

While no assurance can be given, the Company does not anticipate at this time that the Year 2000 problem will have a material adverse impact on the Company's business, financial condition or results of operation.

                           Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including, potentially adverse effects of deficiencies in raw material procurement and shipment delays and shortfalls in the Tent City project, any fluctuation in the demand for architectural material, the impact of the integration of our recently announced acquisitions, and the impact of market penetration issues relating to the opportunities created by the new Birdair agreement and our newly established E(2)(TM) business. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.

                           Part II. Other Information

Item 1. Legal Proceedings

         The Company has reached an agreement with Birdair, Inc. (Birdair) (Chemfab's leading customer for architectural membrane products), regarding improved ways to develop the architectural membrane market. The agreement, which was announced on March 25, 1999, became effective during the fourth quarter of the Company's fiscal year, on March 29, 1999. An additional feature of the agreement included resolution of the Company's dispute with Birdair and the termination of litigation activity related to the Tent City project, as previously described in
         Part I, Item 3 in the fiscal 1998 Annual Report, and in Part II, Item 1 of the Company's Form 10-Q for the fiscal quarter ending December 27, 1998.


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

                          CHEMFAB CORPORATION




Date: May 11, 1999        /s/ John W. Verbicky
                          ------------------------------------
                          John W. Verbicky, President,
                          Chief Executive Officer and Director
                          (Principal Executive Officer)

Date: May 11, 1999        /s/ Moosa E. Moosa
                          ------------------------------------
                          Moosa E. Moosa
                          Vice President-Finance, Treasurer
                          and Chief Financial Officer
                          (Principal Financial Officer)

 Date: May 11, 1999       /s/ Hilary A. Arwine
                          ------------------------------------
                          Hilary A. Arwine
                          Corporate Controller
                          (Principal Accounting Officer)