Form 10-K
period 1999-06-30
CHEMFAB CORP
filed 1999-09-16
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1999 Commission File No. 1-12767

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

                                       Yes   X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant at August 10, 1999 was approximately $132 million. 7,707,320 shares of the Registrant's common stock, $.10 par value, were outstanding on August 10, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy  Statement  for  the  1999Annual   Meeting  of  Shareholders  of  the
Registrant to be held on October 26, 1999. Certain information therein is incorporated by reference into Part III hereof.

                                     PART I

Item 1        Business

         CHEMFAB CORPORATION, together with its subsidiaries (hereinafter, the Company), is an international manufacturer and marketer of engineered products based on its expertise and technology in flexible polymeric composite materials. Relative to alternative materials, the Company's polymer-based composite materials exhibit an outstanding range and combination of performance properties, including superior thermal, chemical, electrical and surface release properties, retention of flexibility-in-use, mechanical strength, and other performance properties tailored to the requirements of particular applications. The majority of the Company's composite materials are made by encapsulating woven glass fiber within a fluoropolymer resin matrix. The Company also produces and sells specialty fluoropolymer films, silicone elastomers and silicone-based products. Worldwide end-use applications for the Company's products are architectural, aerospace, communications, electrical, environmental, food processing, laboratory test, packaging, protective systems, consumer bakeware applications, other industrial markets, medical electronics, personal care, healthcare and specialty apparel markets.

         The Company's principal executive offices are located at 701 Daniel Webster Highway, P.O. Box 1137, Merrimack, New Hampshire 03054; its telephone number is (603) 424-9000. The Company is incorporated under Delaware law.

         Previously the Company operated and reported under one business segment. Effective with this Annual Report on Form 10-K, the Company operates under two principal reportable business segments, its Americas Business Group and European Business Group. Any references to business segments in this Form 10-K have been restated to conform with the new groupings. (See Note 14 of Notes to Consolidated Financial Statements.) The Americas Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to North America and South America, and for Architectural Membrane Product sales worldwide. The Americas Business Group manufactures and sells two principal product groups, Engineered Products and Architectural Products. Engineered Products rely principally on the performance properties of the Company's fluoropolymer-containing composite materials to create value-in-use (herein, "Engineered Products"). These products are described in more detail below and are sold into the following markets: energy/environmental, food processing and consumer bakeware, communications, and protective systems
(herein, "Severe Service Markets"). Architectural Membrane Products (herein, "Architectural Products") manufactured and sold worldwide by the Americas Business Group are typically used as primary structural components in roof systems and large skylights for athletic facilities, walkways, entrance canopies, convention centers and specialty events structures (herein, "Construction Markets").

         The European Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to Europe, the Middle East and Africa. Similar to the Americas Business Group, the European Business Group primarily manufactures and sells Engineered Products to Severe Service Markets. This geographic focus of the Company's two principal segments enables the Company to reduce freight and tariffs, to stay close to its customers, and to exploit changing local demand and economic conditions.

         The Company also has sales and serves markets through its Asia Pacific Business Group and its High Performance Elastomer ("HPE") Division, which includes the Canton Bio-Medical ("CBM") and other silicone contract manufacturing businesses. The Asia Pacific Business Group sells Engineered Products in the Asia Pacific markets. The HPE division designs, manufactures and sells engineered silicone elastomer products to serve the laboratory test and biomedical markets, and the medical electronics, personal care, healthcare, food processing and specialty apparel markets.

Products

         The Company has three principal product groups: Engineered Products, High Performance Elastomer Products and Architectural Products. Sales of Engineered Products are summarized in the aggregate (see "Comparative Sales by Product Group" on page 6) because the products manufactured and the manufacturing processes in the U.S. and in Europe are substantially similar, and the products rely principally on the performance properties of the Company's fluoropolymer-containing composite materials, as described above and below, to create value-in-use. All Architectural Products and High Performance Elastomer Products are manufactured in the United States.

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

         Energy/Environmental Market - The Company's DARLYN(R) and FLUEFLEX(R) Chemical Resistant Membranes are used for expansion joints at power generating stations and in chemical processing plants to provide extended life to flexible joints which are exposed to highly corrosive flue duct condensates and gases at varying temperatures. In addition, the Company manufactures a similar corrosion resistant composite which is fabricated into floating roof seals to retard evaporation from aboveground petroleum bulk storage tanks, and under-tank liners to aid in leak detection.

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

         Communications Market - The Company manufactures planar electromagnetic windows, utilizing its proprietary RAYDEL(R) Microwave Transmissive Composite, for commercial microwave communications. It also designs and manufactures spherical radomes for radar and high frequency satellite communications that are sold primarily under government prime and subcontracts. These products rely on low signal loss over a wide range of frequencies, and outstanding hydrophobicity, which results in minimal signal loss even in adverse weather conditions.

         Protective Systems Markets - The Company designs, manufactures and sells protective clothing, hoods, and transportable shelters, which protect the users from hazardous industrial chemicals and/or chemical biological warfare agents. Typical products are smoke hoods for commercial airlines and Navy operations worldwide, commercial and military fully encapsulating vapor protective suits, and chemical biological protective shelter systems for the U.S. Army through Natick Development Laboratories. The Company serves these end-use markets by forward integrating Chemfab CHALLENGE(R) barrier materials. Chemfab is currently included in multi-year U.S. Army contracts for $12.5 million of self-contained toxic environment outfit suits used in maintenance and decommissioning the U.S. military stores of chemical weapons, and for $17 million of chemical biological hospital shelters for forward deployment of military medical troops. Initial releases of scheduled multi-year orders are currently in full production.

         In addition to these specific examples of products that rely on the highly tailored performance properties of the Company's polymer-based composite materials, the Company sells fiber-reinforced composite materials primarily in the form of belting, sheet and pressure sensitive adhesive coated products, to customers in the packaging, textile, floor covering and other industries that use the products as consumable processing aids in their manufacturing processes. The Company also sells fiber-reinforced composite materials and fluoropolymer films in roll-stock form to end users and distributors for use in a variety of industries where severe service environments exist.

         Architectural Products. The Company has developed and markets a line of Architectural Products under the names SHEERFILL(R) Architectural Membrane, ULTRALUX(R) Architectural Membrane, FABRASORB(R) Acoustical Membrane and CHEMGLAS(R) Roof Membrane. These products are made of PTFE-coated fiberglass composite materials that are strong, translucent, fire resistant, self-cleaning and long-lived. SHEERFILL(R) and ULTRALUX(R) are typically used as primary structural components in roof systems and large skylights for athletic facilities, walkways, entrance canopies, convention centers and specialty events structures. The most visible and cost-effective applications for these products are roofing and skylighting systems covering large domed stadiums and transportation terminals. An example of such a roofing application is the Millenium Dome in London, England, which has the largest continuous membrane roof in the world (approximately 1,000,000 ft2). FABRASORB(R) is used inside such structures as a sound dampener and/or decorative liner. CHEMGLAS(R) Roof Membrane was designed specifically to meet the demands of the Tent City project in Mina, Kingdom of Saudi Arabia. Architectural Products are designed to meet demanding structural requirements of this end use application; however, these products share some of the same characteristics and manufacturing processes as the Engineered Products.

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

         Also in 1985, the Company, together with Nitto Denko Corporation (Nitto Denko) and Taiyo, formed a joint venture company in Japan, Nitto Chemfab Co., Ltd. (Nitto Chemfab), for the purpose of manufacturing and selling architectural and industrial products into the Japanese market. As a result of changes in economic conditions since the joint venture was established and amendments to its governing agreements, Nitto Chemfab's business activities are now generally limited to promoting architectural membrane products in the Japanese market and providing related customer service and support. Until December 30, 1997, Nitto Chemfab was 39% owned by the Company, with the remaining 51% and 10% owned by Nitto Denko and Taiyo, respectively (see Note 15 of Notes to Consolidated Financial Statements).

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

         During the fourth quarter in fiscal year 1999, the Company reached agreement with Birdair regarding improved ways to develop the architectural membrane market. The agreement represents a concentrated approach by the two companies to exploit the anticipated continuation of strong worldwide demand for architectural membrane products.

     High Performance Elastomer Products. The principal business activities of this product group are:

         Lab Test/Biomedical Market - The Company manufactures a comprehensive product line of high performance elastomeric closures for use in gas and liquid chromatography, environmental testing and the packaging and storage of sterile biomedical culture media. The products, sold under the MICROSEP(R), MICROLINK(R) and Pureseal(TM) trademarks, are based upon a combination of fluoropolymer and silicone elastomer processing technology. The performance of these products relies on the purity, inertness and physical integrity of fluoropolymer films, in combination with the elastomer properties of silicone, to create closures capable of containing the most sensitive chemicals and samples without risk of sample contamination or seal degradation.

         Silicone Elastomer Products - The Company's new High Performance Elastomer (HPE) Division focuses on the design and manufacture of finished products based on high-performance, engineered elastomer materials addressing the needs of the medical electronics, personal care, health care, food processing and specialty apparel markets.

HPE Products are manufactured in the United States and are marketed worldwide.

Sales and Marketing

         The Company sells its Engineered Products and HPE Products primarily through a combination of direct sales efforts and commissioned representatives and distributors. Architectural Products are primarily sold pursuant to supply agreements with Birdair, Taiyo, and a customer in Australia. The Company's sales and marketing personnel strive to understand their customers' businesses and respond to their specific applications' needs by drawing from the Company's materials, weaving, coating, film manufacturing, laminating, design engineering, fabricating and installation capabilities and technologies.

                       COMPARATIVE SALES BY PRODUCT GROUP

                                1999       1998       1997       1996       1995
                                ----       ----       ----       ----       ----
                                                (in thousands)

Engineered Products .....   $ 83,159   $ 79,908   $ 76,428   $ 67,273   $ 55,461
Architectural Products ..     38,377     19,496      9,744     12,736      8,185
HPE Products ............      4,944      5,056      4,611      3,873      4,334
                            --------   --------   --------   --------   --------
                            $126,480   $104,460   $ 90,783   $ 83,882   $ 67,980
                            ========   ========   ========   ========   ========

Manufacturing

          The Company's manufacturing processes include the weaving of fibrous reinforcing materials, the application of formulated coatings to reinforcements, the production of multi-layer films, and the combination of such materials as multi-layer composites by lamination. The Company's manufacturing processes also include extrusion, liquid injection molding, precision calendering and lamination of silicone elastomers.

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

          Coatings are produced from aqueous formulations of fluoropolymer resins in the Company's North Bennington, Vermont; Merrimack, New Hampshire; Kilrush, Ireland; Littleborough, England and Sao Paulo, Brazil, facilities, employing equipment and control systems substantially designed by the Company. On June 29, 1999, the Company announced plans to streamline its European manufacturing operations from the current two plant operation into a single plant operation in Kilrush, Ireland

          Specialty fluoropolymer films are produced at the Company's Merrimack, New Hampshire facility utilizing the Company's proprietary casting process and other related processes. Lamination of fluoropolymer-containing materials is performed in the Merrimack facility and in the Company's Kilrush, Ireland facility.

          High performance elastomeric closures (septa and cap liners) are produced in the Company's Poestenkill, New York facility. Precision calendered extrusions of silicone elastomers, often laminated to specialty fluoropolymer films, are fabricated into a wide variety of closure parts. Thermal welding of liners into plastic caps is performed utilizing the Company's proprietary MICROLINK(R) technology. The custom design and contract manufacturing activities of the Company's High Performance Elastomer (HPE) Division are also based at its Poestenkill, New York facility. The HPE division has the capability of designing and manufacturing liquid injection molded silicone products.

          Design/engineering and fabrication of end-use articles are primarily carried out at the Company's Merrimack, New Hampshire facility. Light fabrication of conveyor belts, food processing release sheets and other products is also performed at the Company's North Bennington, Vermont; Schaumburg, Illinois; Kilrush, Ireland; Littleborough, England; Cologne, Germany; Valencia, Spain; Suzhou, China; Tokyo, Japan and Sao Paulo, Brazil facilities. On July 15, 1999, the Company acquired a light fabricator and distributor in Perpignon, France. The Company designs and builds substantially all of the jigs, fixtures, heat sealing machinery and other equipment required for fabrication.

Raw Materials

          The primary raw materials used by the Company in its weaving, coating and film manufacturing operations are fiberglass yarns, commercially available woven fiberglass reinforcements, and fluoropolymers (principally PTFE). The fiberglass yarns are supplied principally by Advanced Glassfiber Yarns (AGY), formerly a business of Owens Corning (OC), and PPG Industries, Inc. Alternative sources of supply are available for all the Company's key raw materials, except for Beta(R) fiberglass yarn (Beta) used in the manufacture of certain structural membrane products, which is supplied to the Company solely by AGY. Beta(R) is a registered trademark of AGY.

          In March 1997, the Company entered into an agreement with OC aimed at the development by OC, over the ensuing two years, of a new continuous filament fiberglass yarn to replace the former Beta yarns in those products wherein Beta had been utilized. This collaborative effort intended for the new glass fiber to also provide, relative to the former Beta, improved cost/performance for the benefit of the Company and enhanced production efficiencies for the benefit of OC (now AGY). The development work is now essentially complete and all customers have trialed and accepted the "new" Beta yarn. In April 1999, AGY converted its facilities to the production of the new Beta yarn, and the Company has continued to produce and supply its architectural products with the new Beta yarn without interruption.

          The Company believes that it maintains adequate inventories and close working relationships with its suppliers to provide for a continuous and adequate supply of raw materials for production. Apart from previously reported raw material shortages and quality problems experienced in the Tent City project, the Company has not experienced any serious interruptions in production due to a shortage of raw materials.

Backlog

          The Company's backlog, comprised of firm orders or unfilled portions thereof, at the dates indicated were as follows:

                                                 At June 30,
                                               (in thousands)

                                              1999           1998           1997
                                              ----           ----           ----

Engineered Products ...............        $ 8,902        $ 8,610        $12,017
Architectural Products ............          3,393          4,944          1,670
HPE Products ......................          1,127          1,050          1,125
                                           -------        -------        -------
                                           $13,422        $14,604        $14,812
                                           =======        =======        =======

          Included in the June 30, 1999, 1998 and 1997, backlog is approximately $2,386,000, $2,034,000, and $4,553,000 respectively, attributable to United States Government prime contracts and subcontracts. All United States Government contracts, whether funded or unfunded, can be terminated or curtailed at the convenience of the Government.

          The   reduction  in  backlog  is  primarily  due  to  a  reduction  in architectural contracts. The Company expects to recognize as revenue in fiscal 2000 virtually all of its June 30, 1999 backlog.

Other

          In addition to normal business risks, operations outside the United States are subject to other risks including: the political, economic and social environment; governmental laws and regulations; and currency revaluations and fluctuations.

Research and Development

          Fiscal 1999 expenditures for Company-sponsored research and development were $3,568,000, representing approximately 2.8% of consolidated net sales, an amount which management believes was sufficient to support continuing new product and process development. Comparable expenditures in 1998 and 1997 were $3,005,000 and $2,498,000, respectively, which represented approximately 2.9% and 2.8% respectively of consolidated net sales.

          During fiscal 1999, the Company devoted research efforts to support existing business and new opportunities. In support of existing business, the Company has explored the development of new and modified polymeric compositions. This continues to lead to new opportunities for applications for pharmaceutical closures and high transmission architectural membranes. In this latter application, as previously reported, a U.S. patent has been obtained for structural membranes facilitating a 50-100% increase in light transmission relative to the Company's current SHEERFILL(R) line of Architectural Products. Based on this performance, a trademarked product line known as ULTRALUX(R) has been launched to exploit a growing opportunity for covered sports facilities that may feature live turf instead of synthetic grass.

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

Competition

          The Company faces domestic, international and global competition from companies doing business in one or more of the Company's principal product lines (see Part 1, Item 1 Business - Products). The Company has met this competition through the integration of its materials, equipment design and processing technologies. The Company also competes on the basis of technological suitability, quality and price of its products, its ability to meet individual customer specifications, and the quality of technical assistance and service furnished to customers.

          The majority of the Company's engineered products are composed of the Company's fluoropolymer-containing composite materials and specialty fluoropolymer films. These materials are manufactured through the application of a number of different production processes, including custom fiber reinforcement weaving, fluoropolymer coating, fluoropolymer film casting, pressure sensitive adhesive coating, and fluoropolymer film lamination. In the area of fluoropolymer coated composites, the Company has three major and several smaller competitors worldwide in a relatively mature marketplace. The Company believes that it is one of the market leaders in both the United States and Europe in the majority of product lines based on this production methodology. The Company's multi-layer fluoropolymer films and products made from fluoropolymer film laminates are based on proprietary technologies and, accordingly, through the protection and use of these technologies the Company can offer specialized multi-layer fluoropolymer films and products using these process technologies. These products do, however, compete with other valued products comprised of similar and dissimilar materials.

          In the area of high performance elastomeric closures, the Company has four major and several smaller competitors worldwide. In respect of the Company's E2(TM) business, the Company has a total of ten major competitors in the markets E2(TM) addresses.

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

          The Company's architectural membrane products, which are sold primarily through supply agreements with Birdair, Taiyo, and a customer in Australia, have been used in many high-profile projects worldwide, including the recent Millenium Dome in London, England and the Tent City project in Mina, Kingdom of Saudi Arabia. The Company believes its historically strong sales in this field are the result of its expertise in wide-width weaving and coating, coupled with the technical experience and marketing efforts of its customers in the design/engineering and installation of permanent membrane structures. SHEERFILL(R) Architectural Membrane and ULTRALUX(R) Architectural Membrane products, and the Company's CHEMGLAS(R) Roof Membrane, compete with alternative construction materials and with permanent architectural membrane materials manufactured by other companies. Continuation of sales of Architectural Products at strong levels from a historical perspective depends on many factors, including the risk factors identified on page 22.

Patents and Trademarks

          The Company holds numerous patents covering manufacturing processes and product compositions. In addition, the Company has several patent applications on file, including applications related to specific end-uses for its products.

          The Company has pending applications for the same product in Japan and Europe. In addition, a trademark application for ULTRALUX(R) Architectural Membrane has been filed for use with this product. These high light-transmission architectural membranes are expected to serve markets in sports arena and stadium applications.

          In the first quarter of fiscal year 2000 the Company expects to launch commercialization of an air diffuser for use in HVAC applications, for which it received a patent in fiscal 1998 from the United States Patent Office.

          U.S. patents and trademarks, and their foreign counterparts, are key elements in the Company's strategy to maintain and extend its competitive position in its markets. The Company also relies on trade secrets and proprietary know-how in the design and manufacture of its products.

Environmental Controls

          Federal, state, local, and foreign governmental requirements relating to the discharge of materials into the environment, the disposal of hazardous wastes and other factors affecting the environment have had, and will continue to have, an impact on the manufacturing operations of the Company (see Part 1, Item 3 Legal Proceedings). Thus far, the Company believes compliance with such provisions has been accomplished without material effect on the Company's capital expenditures, earnings and competitive position, and it is expected that this will continue to be the case.

Employees

          At June 30, 1999, the Company had 738 full-time employees. The Company's U.S.-based employees are non-unionized. A majority of wage employees at the Company's facilities in Littleborough, England and Kilrush, Ireland (totaling approximately 98 employees) are members of local unions. The Company's wholly-owned subsidiaries at each of these facilities are a party to separate collective bargaining agreements ("CBA"). However, the Company believes that the risk of a strike, walkout or other labor disruption is not material (either in terms of probability of occurrence or magnitude of impact) to the Company's global operations, in light of the following factors:

          (a) good labor relations generally at both European facilities, due to: (i) a competitive rate of pay and work conditions; (ii) a history of successful CBA negotiations and renewals; and (iii) favorable relations between current local management and union representatives; and

          (b) a low probability that a strike might occur at both European facilities at the same time, because the operating subsidiaries are located in different countries (with resulting different economic conditions) and have CBAs with different unions. Accordingly, in the event of a strike at one or both locations, the Company would have the ability to source products currently manufactured at the subject location from the Company's other United States or European facilities, as generally described previously in this Form 10-K (see Part 1, Item 1 Business).

Item 2    Properties

          The sales, marketing, administrative, research and development, manufacturing and distribution facilities used by the Company and its subsidiaries are located in four different states within the U.S., and in Ireland, England, Germany, Spain, Japan, Brazil and China. The Company owns an aggregate of approximately 318,000 square feet of facilities, and leases approximately 216,000 square feet of additional space.

          The Company owns its Merrimack, New Hampshire headquarters site, which consists of a 225,000 square foot building and 21 acres of land. The Company also has a 10-year right (expiring in 2003) to purchase an additional 32 acres of adjacent undeveloped land.

          In the opinion of the Company, its properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to conduct its business at present levels. A summary of the square footage of floor space currently being utilized at the Company's facilities at June 30, 1999 is as follows:

                                                            No. of
            Primary Use                       Locations      Owned     Leased(1)

Manufacturing and engineering ........           13         266,000      174,000

Research and development, ............           14(2)       52,000       42,000
sales and administrative
office facilities

                 (1) The leases in New York and Vermont are tenant-at-will leases; leases in Japan, China, Spain, Ireland, Germany and New Hampshire expire in 2000, England in 2001, Illinois in 2002, and Brazil in 2004. Leased space in these locations is primarily used for storage and/or sales and administrative functions. Principal manufacturing facilities in New Hampshire, Vermont and Ireland are owned by the Company.
                 (2) Of the Company's fourteen research and development, sales and administrative office facilities, all are located together with manufacturing and engineering facilities.

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

Item 4    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Item 4a        Officers of the Company

          The name, age, positions, and offices held with the Company, and principal occupations and employment during the past five years of each of the Officers of the Company, are as follows:

      Name              Age             Position or Office Held

John W. Verbicky        47       President and Chief Executive Officer
Michael P. Cushman      46       Vice President - Americas Business Group
Dennis L.  Filger       51       Vice President - Corporate Business
                                   Development and Technology
Moosa E. Moosa          42       Vice President - Finance, Treasurer,
                                   and Chief Financial Officer
Thomas C. Platt III     44       Vice President - General Counsel and
                                   Administration, and Secretary
Charles Tilgner III     64       Vice President and Director of U.S.
                                   Operations and Engineering
Hilary A. Arwine        39       Corporate Controller

         John W. Verbicky Ph.D. has served as the Company's President and Chief Executive Officer since January 1998. Dr. Verbicky joined the Company in January 1993 as Vice President - Research & Development. In April 1994, Dr. Verbicky assumed the position of Vice President - U.S. Business Group, and in March 1996 he was promoted to the position of Executive Vice President and Chief Operating Officer. From November 1990 until the commencement of his employment with the Company, Dr. Verbicky was employed by General Electric (GE) as manager of the Environmental Technology Laboratory at GE's Research and Development Center. He previously served as manager of the Chemical Synthesis Laboratory after joining GE in 1979. In this role, he led a series of research and development teams focused on product and process development efforts in the area of engineering thermoplastics and composites supporting the GE Plastics and Silicones businesses.

         Dennis L. Filger Ph.D. joined the Company in May 1999 as Vice President
- Corporate Business Development and Technology. Dr. Filger comes to Chemfab with more than 24 years of experience with the DuPont Company and DuPont Dow Elastomers, LLC. During his tenure at DuPont and DuPont Dow Elastomers, Dr. Filger led efforts in research; process development; product development and market application development for fluoroelastomer and fluoroplastic polymers. He joined the DuPont Company in 1974 as a Research Chemist. From 1982 to 1985, he led the product development effort for DuPont's Viton(R) fluoroelastomer business. From 1985 to 1992, he undertook a number of assignments leading product development efforts in medical biomaterials and fabricated fluoropolymer products. In 1992, he was appointed Global Technology Manager for DuPont's Kalrez(R) and Viton(R) fluoroelastomer businesses. He joined the DuPont Dow Elastomers, LLC joint venture in 1996 as the Global Technology Manager for fluoroelastomers.

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

          Moosa E. Moosa joined the Company as Vice President - Finance, Treasurer and Chief Financial Officer in July 1996. Prior to joining the Company, Mr. Moosa was employed by Freudenberg Nonwovens LP as Vice President of Finance and Chief Financial Officer since 1992. Prior to that time, he worked for KPMG, an international public accounting firm in the United States and South Africa.

` Thomas C. Platt III joined the Company in July 1997 as Vice President General Counsel and Administration, and Secretary. Prior to joining the Company, Mr. Platt was a senior level Director and Shareholder at the law firm of Orr & Reno, P.A. in Concord, New Hampshire. He had worked for Orr & Reno since his graduation from law school in 1980. Mr. Platt and his firm had served as outside legal counsel to the Company on many business matters during the period from 1985-1997, particularly in the areas of the architectural products business and real estate and employment matters.

         Charles Tilgner III joined the Company in January 1978 as the Company's Manager of Engineering. In January 1984, he was named Site Manager, Buffalo Operations. In May 1985, Mr. Tilgner became Director of Technical Operations. He was named Vice President - Manufacturing in October 1986, and became Vice President Engineering in September 1990. In September 1994, while retaining his office of Vice President, he was named Director of U.S. Operations and Engineering.

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

                                     PART II

Item 5 Market for the Registrant's Common Stock and Related Stockholder Matters

         The common stock of the Company is traded on the New York Stock Exchange under the symbol "CFA". The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's common stock as reported by the New York Stock Exchange.

                           Fiscal year ended           Fiscal year ended
                           June 30, 1999               June 30, 1998
                           --------------              ---------------
                           High         Low            High          Low
                           ----         ---            ----          ---
    First quarter          22 1/8       16 3/16        23            19 1/8
    Second quarter         22 7/8       18 3/4         24 3/4        20 5/8
    Third quarter          21 5/8       16 1/8         24 1/2        19 1/2
    Fourth quarter         21           16             25 1/4        20 3/16


         As of August 10, 1999, the number of record holders of the Company's stock was 479. At the present time, the Company intends to follow a policy of not paying any dividends and retaining all earnings to finance the development and growth of the business.


Item 6    Selected Financial Data
          (in thousands except per share data)
                           For the year ended June 30,
                            1999 1998 1997 1996 1995
                                  ----       ----       ----     ----       ----


Net sales ...................$ 126,480   $104,460   $ 90,783  $83,882  $ 67,980

Gross profit ................   41,772     35,880     30,944   28,109    21,856

Other (income) expense ......      (55)        42       (213)      51      (111)

Special charge ..............    3,986       --         --       --         --

Income before income taxes ..   12,711     16,197     13,300   11,154     7,480

Net income ..................$   8,936   $ 10,932   $  9,106  $ 7,714  $  5,310

Weighted common shares outstanding
     Basic ..................    7,806      7,898      8,041    7,935     7,834
     Diluted ................    8,038      8,213      8,278    8,199     7,991

Net income per share
     Basic ..................$    1.14   $   1.38   $   1.13  $  0.97  $   0.68
     Diluted ................$    1.11   $   1.33   $   1.10  $  0.94  $   0.66

The Company has never paid a cash dividend.

          (in thousands)


                                                at June 30,
                                 1999     1998     1997     1996     1995
                                 ----     ----    -----     ----     ----


Net property, plant and
  equipment ...............  $ 29,952  $24,217  $21,472  $20,540  $19,833


Total assets ..............   106,368   89,104   80,565   73,662   70,619


Working capital ...........    27,555   37,290   33,226   28,292   25,501

Cash ......................     4,783   11,099    8,055    5,017    3,780


Short-term borrowings .....    11,028     --       --       --       --


Long-term borrowings
  including current portion      --       --       --      2,377    8,132

Shareholders' equity ......  $ 76,856  $72,354  $66,385  $58,505  $50,321


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table indicates the percentage relationships of selected financial items included in the Consolidated Statements of Income for the three fiscal years ended June 30, 1999, 1998, and 1997, and the pertinent percentage changes in those items for the year.

                                    Percent of net sales        Increase from
                                for the years ended June 30,       prior year
                                                                1999      1998
                                                                  vs.       vs.
                                   1999      1998      1997     1998      1997
                                   ----      ----      ----     ----      ----


Net sales ....................   100.0%    100.0%    100.0%    21.1%     15.1%


Gross profit .................    33.0%     34.3%     34.1%    16.4%     16.0%


Income before income taxes ...    10.0%     15.5%     14.7%   (21.5%)    21.8%


Net income ...................     7.1%     10.5%     10.0%   (18.3%)    20.1%


Net income excluding .........     9.4%     10.5%     10.0%     9.2%     20.1%
special charge

                              1999 Compared to 1998

Sales

         The Company's fiscal 1999 consolidated sales increased 21% to $126,480,000 from $104,460,000 in 1998. This revenue growth was the result of a 4% increase over the prior year in worldwide sales of Engineered Products and 97% increase in shipments of Architectural Products relative to the preceding year. Incremental sales from acquisitions accounted for 6% of engineered sales from fiscal 1998. The growth in sales for the fiscal year was primarily volume-related.

         The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants into principal geographic markets in the Americas and Architectural Product sales worldwide) increased 28% to $83,663,000 from $65,591,000 in the prior year. This sales increase was primarily the result of an increase in sizeable architectural projects completed to date (including the Tent City project) this year versus last year offset by a decline in sales of protective systems and communication products.

         The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants into principal geographic markets in Europe and Africa) increased 15% to $31,692,000 from $27,612,000 in the prior year. The three acquisitions completed in fiscal 1999 (See Note 3 of Notes to Consolidated Financial Statements) accounted for most of the increase in the European sales. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, European revenue would have increased by 16%.

         Sales in our Asia Pacific Business segment, which includes all engineered product sales to the Far East and sales from the Company's High Performance Elastomer Division combined, decreased slightly to $11,125,000 from $11,257,000 in the prior year. The decrease was experienced in the first two quarters of the fiscal year 1999 and was the result of continued weakness of the economies of certain Asian countries. This trend reversed in the last two quarters with increases over the corresponding quarters in the prior year.

         For fiscal 2000, worldwide demand for Engineered and High Performance Elastomer Products is expected to remain generally strong from a historical perspective. However, sales of Architectural Products are expected to decline to historical average levels, as a result of the expiration of the Company's contract to supply CHEMGLAS(R) Roof Membrane to the Tent City project. Sales of architectural products may also be impacted by the cyclical nature of the architectural business.

Gross Profit Margins

         Gross profit margins as a percentage of net sales for fiscal 1999 decreased to 33% from 34% in fiscal 1998. The margin decline is mainly due to low margins on the Tent City project. Strong margins in the Americas Business Group helped to mitigate some of the competitive pressures in Europe.

Selling, Administrative, Research and Development Expenses

         Selling, general and administrative expenses increased to $21,295,000 in fiscal 1999 from $16,995,000 in fiscal 1998. This increase resulted from the combined effects of the higher cost structure in place (including goodwill amortization) to support the Company's newly acquired businesses in Germany, as well as higher shipping expense associated with the Tent City project. The percentage of selling, general and administrative expenses to sales in fiscal 1999 was 17%, up from 16% in fiscal 1998.

         Research and development (R&D) expenses increased to $3,568,000 in fiscal 1999 from $3,005,000 in fiscal 1998. R&D expenses, as a percentage of revenues, were approximately 2.8% of sales in fiscal 1999, down slightly from 2.9% in fiscal 1998. At the present time, management believes that R&D spending in the range of 3% of sales will be generally adequate to support the Company's present new product and process development programs.

Interest (Income) Expense

         In fiscal 1999, net interest expense was $267,000 compared to $359,000 net interest income in fiscal 1998. This was mainly a result of a lower average cash balance and borrowings made to fund acquisitions (see Note 3 of Notes to Consolidated Financial Statements) and the Tent City project.

Special Charge

          A special charge in the fourth quarter and for the year amounted to $3,986,000 and was comprised of:

          (1) Approximately $3,194,000 related to the Company's June 29, 1999 announcement that it will streamline its European manufacturing operations from the current two-plant to a single manufacturing plant and it will consolidate its three recently acquired fabricating distributors in Germany into a single location. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. This program, which is expected to be substantially completed by the end of fiscal 2000, is aimed at improving the efficiencies of the European operations. The costs of the streamlining actions include the termination and severance and related costs associated with the announced reduction in force, lease termination costs, contract cancellation costs, certain equipment write downs and other notice and associated costs.

          (2) A $792,000 charge for the cost of goods supplied in connection with changes to a marketing agreement. The Company did not recognize any revenue or associated margin upon supplying this free merchandise.

Income Taxes

          In fiscal 1999, the Company recorded $3,775,000 of income tax expense as compared to $5,265,000 in 1998. The Company's effective tax rate for 1999 was 29.7% as compared to 32.5% in the prior year. The decrease in the effective tax rate was primarily due to a greater proportion of international sales in fiscal 1999.

Profitability

         The Company earned net income before taxes of $12,711,000 for the year ended June 30, 1999, as compared to $16,197,000 in the prior year. This represents a decrease in pre-tax income of 22% over the prior year on a 21% increase in revenues. Net income decreased 18% to $8,936,000 for fiscal 1999 from $10,932,000 in 1998. Diluted earnings per share decreased to $1.11 from $1.33 in fiscal 1998. These figures include the impact of a special charge of $3,986,000 taken in the fourth quarter. Excluding the special charge, profit before taxes in 1999 would have increased by 3.1% and net income would have increased by 9.2%. The special charge was primarily associated with the restructuring and streamlining of European operations and the cost of merchandise supplied in connection with changes to the Company's marketing agreement for Architectural Products.

         Excluding the net impact of the special charge, net income for the full year would have increased 9% to $11,939,000 from $10,932,000 for the prior year, and diluted earnings per share would have increased 12% to $1.49 per share from $1.33 in fiscal 1998.

                              1998 Compared to 1997

Sales

         The Company's fiscal 1998 consolidated sales increased 15% to $104,460,000 from $90,783,000 in 1997. This revenue growth was the result of a 5% increase over the prior year in worldwide sales of engineered products and 100% increase in shipments of architectural products relative to the preceding year. The growth in sales for the fiscal year was primarily volume-related.

         The Americas Business Segment sales (which include all engineered product sales from the Company's U.S. manufacturing plants into principal geographic markets are the Americas and architectural product sales worldwide) increased 28% to $65,591,000 from $51,417,000 in the prior year. This sales increase was broad-based, with sales of fabricated products and shipments in food processing being particularly strong relative to the prior year.

         The European Business Segment sales (which include all engineered product sales from the Company's European manufacturing plants; principal geographic markets are Europe, Africa and the Far East) decreased 4% to $27,612,000 from $28,853,000 in the prior year. During the fiscal year, the British Pound, which is the currency in which the Company's European sales are recorded, continued to strengthen relative to mainland Europe currencies and relative to the U.S. Dollar. Had mainland European currencies and the Pound Sterling remained at the same exchange rates as last year, European revenue would have increased by 3%.

         Sales in the our Asia Pacific Business segment which includes all engineered product sales to the Far East and sales from the Company's High Performance Elastomer Division combined, increased 7% to $11,257,000 from $10,513,000 in the prior year.

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

Interest (Income) Expense and Other (Income) Expense

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

                        Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, which must be adopted by the Company in fiscal year 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities in which the Company engages.

         The Company has not determined the likely impact of adopting this new standard on the Company's financial position or results of operations.

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

          The Company currently expects total out-of-pocket costs to become Year 2000 capable to approximate $1,525,000, of which the Company had spent $1,225,000 by June 30, 1999. The Company expects that the remainder of such costs will not have a material effect on the Company's financial condition, operations or liquidity.

          The Company has also identified and been in communication with its key third party vendors and suppliers, both to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues, and to plan for the satisfactory resolution of any such contingencies. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of its suppliers to be Year 2000 ready. The Company intends to complete the survey of its key customers by August 31, 1999, and thereafter, to determine and make plans regarding their state of Year 2000 readiness.

          The Company has had continuing discussions with its key vendors and customers about contingency plans for operational, systems and infrastructure failures resulting from the Year 2000 problem. One contingency plan, for example, provides for the Company to continue to serve its customers through redundant manual order-entry and other systems.

          While no assurance can be given, the Company does not anticipate at this time that the Year 2000 problem will have a material adverse impact on the Company's business, financial condition or results of operation. In the event of a business interruption as a result of a Year 2000 problem at one facility, the Company plans to shift necessary production to the extent possible to utilize capacity at other sites. Similarly, most of the Company's vendors and customers have more than one production site from, or to, which orders can be fulfilled or sent. In the worst case, however, there could be a temporary shutdown of production and an associated slippage or even loss of revenues (to the extent not made up in subsequent time periods).

                                  Euro Currency

         The Company derived approximately 32% of its revenue in fiscal 1999 from its operations in Europe. Historically transactions in Europe have been denominated in a variety of currencies.

         On January 1, 1999 eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period, goods and services may be paid for by using either the Euro or the participating country's local currency. Thereafter, the local currencies will be canceled and the Euro currency will be used for all transactions by and between the eleven participating members of the European Union.

         The Euro conversion raises strategic as well as operational issues. The conversion is expected to result in a number of changes including the stimulation of cross-border competition by creating cross-border price transparency. The Company's software applications have been updated to accommodate the new Euro currency. No major system-related issues have been encountered and none are anticipated.

         The Company is evaluating the implications of the Euro conversion and is uncertain as to the potential impact on its operations.

                              Effects of Inflation

         Inflation rates over the past three years have remained relatively low and as a result have not had a material impact on the financial results of the Company.

                         Liquidity and Capital Resources

         During fiscal 1999 the Company generated $9,230,000 of cash from operations and an additional $1,835,000 from the exercise of stock options. During this same period, the Company spent $10,416,000 for capital additions, and expended $3,875,000 for the acquisition of treasury shares (see Note 10 of Notes to Consolidated Financial Statements). Also during fiscal 1999, the Company completed three acquisitions requiring $12,368,000 in cash payments. Most of the funding required for these acquisitions was obtained from bank borrowings.

         Working capital decreased to $27,555,000 at June 30, 1999 from $37,290,000 at June 30, 1998. Current assets increased from $52,288,000 in 1998 to $55,016,000 at June 30, 1999. Current liabilities increased to $27,461,000 at June 30, 1999 from $14,998,000 at June 30, 1998. The decrease in working capital was primarily due to an increase in short-tem borrowings of $11,028,000 and the $2,331,000 accrual for special charge.

         As of June 30, 1999, the Company had an aggregate line of credit of approximately $20,000,000 under its domestic and international borrowing facility. As of June 30, 1999, the Company had approximately $6,161,000 available under this facility.

         In June 1999, the Company entered into an agreement to acquire UroQuest Medical Corporation (UroQuest). The agreement calls for the Company to acquire all of the outstanding capital stock of UroQuest in a cash merger valued at $29,000,000, subject to certain adjustments. The Company anticipates closing this transaction by the end of calendar 1999, subject to the satisfaction of certain contingencies. In connection with this transaction, the Company is negotiating a $60,000,000 borrowing facility that would fund this acquisition and replace the existing credit facility.

         Management believes that cash and cash equivalents together with cash expected to be generated from operations and the current credit facilities or the expected new credit facilities mentioned above, will be adequate to finance operations during fiscal 2000 and the foreseeable future.

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

     - The impact of changes in foreign currency exchange rates on the level and translation of sales, and on gross profit margins, expenses, and net income.

     - The impact of strategic changes that may be required as a result of the adoption of the Euro currency.

     - The ability of the Company to successfully integrate, transition, and where appropriate, consolidate the acquisitions it has already completed .

     - The level and timing of architectural product sales over the course of the fiscal year, considering the cyclical nature of demand for such products and the expiration of the Company's contract to supply CHEMGLAS(R) Roof Membrane to the Tent City project.

     - The level and timing of U.S. Government contract awards (either as prime contractor or as a sub-contractor) in particular for radome systems, and the completion (i.e., non- cancellation or curtailment) of such contracts after award.

     - The ability of the Company to penetrate the consumer bakeware liner market and of the Company's E2(TM) Division to penetrate the medical electronics, personal care, health care, food processing and specialty apparel markets.

     - The uninterrupted availability, at reasonable prices, of key raw materials used in the production of the Company's products including, without limitation, fluoropolymer resins and fiberglass yarns in various fiber diameters (see Part I, Item 1, Raw Materials).

     - The ability of the Company and the entities with which it does business to address and resolve the Year 2000 issues.

     -        The availability  of  new  and  enhanced  credit  facilities,   at
              reasonable prices, to complete pending acquisitions announced.

Item 7A       Quantitative and Qualitative Disclosures about Market Risk.

         The Company maintains foreign operations in England, Ireland, Germany, Spain, China, Japan and Brazil and conducts business in many other countries. As a result of these international activities, the Company is exposed to changes in foreign currency exchange rates, which could have some impact on the results of operations. The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of some financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange or option contracts.

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

         The Company does not engage in speculative or trading derivative activities. At June 30, 1999 the Company's contractual amounts, related to the hedging of foreign currency denominated receivables were immaterial. There were no option contract activities in fiscal 1998.

         The Company's short-term borrowings at June 30, 1999 totaled $11,028,000 and approximated fair value as the interest rate is variable. The average interest rate on these borrowings for the year ended June 30, 1999 was 4.7%.

Item 8    Financial Statements and Supplementary Data

          The financial  statements and supplementary  data listed in Item 14 in
Part IV commencing on Page 26, are filed as part of this report.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10       Directors and Officers of the Registrant

         See the information under the captions "Nominees for Election As Directors" and "Information As To Directors and Nominees For Director" on pages 3 and 4, of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on October 26, 1999, which information is incorporated herein by reference. See also the information with respect to Officers of the Company under Item 4a of Part I hereof.

Item 11       Executive Compensation

         See the information under the caption "Executive Compensation" beginning on page 7 of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

Item 12       Security Ownership of Certain Beneficial Owners and Management

         See the information under the captions "Principal Shareholders" and "Ownership of Equity Securities by Management" on pages 2 and 6 of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

Item 13       Certain Relationships and Related Transactions

         See the information under the caption "Certain Transactions" on page 14 of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company, which information is incorporated herein by reference.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Listed below are all of the documents filed as part of the Report:   Page
                                                                           ----

      (1)     Exhibits                                                       24

      (2)     Financial Statements of Chemfab Corporation
              Report of Ernst & Young LLP Independent Auditors               28

              Consolidated Balance Sheets at June 30, 1999 and 1998       29-30

              For the three years ended June 30, 1999, 1998 and 1997:
                  Consolidated Statements of Income                          31
                  Consolidated Statements of Shareholders' Equity            32
                  Consolidated Statements of Cash Flows                      33

              Notes to Consolidated Financial Statements
                  June 30, 1999, 1998 and 1997                            34-51

              Quarterly Financial Data (unaudited)                           52

      (3)     Financial Statement Schedules of Chemfab Corporation

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

      10(a)(3) Forms of Stock Option Agreements under the Company's 1991 Stock Option Plan filed as Exhibit 10(a)(8) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995 are incorporated herein by reference.

      10(a)(4)  Form of  Amendment  to 1986  and/or  1991 Stock  Option Plan
                Agreements.

      10(a)(5) Letter Agreement with Mr. Moosa E. Moosa dated June 25, 1996 filed as Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

      10(a)(6) Letter Agreement with Mr. Thomas C. Platt III dated June 26, 1997 filed as Exhibit 10(a)(13) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

      10(a)(7) Employment Agreement with Dr. John W. Verbicky dated August 5, 1997 filed as Exhibit 10(a)(14) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 is incorporated herein by reference.

      10(a)(8) Forms of Stock Option Agreements under Plan, for Officers, Directors, Director Consultants, and Non-Officer Employees, relative to options issued on or after the effective date of Amendment No. 2 to the Plan, filed as Exhibit 10(a)(16) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated here in by reference.

      10(a)(9) Third Amended and Restated Chemfab Corporation 1991 Stock Option Plan. Filed as Exhibit 10(a)(15) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 is incorporated herein by reference.

      10(a)(10) Letter  Agreement with Dr. Dennis L. Filger,  dated February 15,
                1999.

      10(b)(1) Share Purchase Agreement, dated January 18, 1991, relating to Fluorocarbon Fabrication Limited, filed as Exhibit 10(b)(1) to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 is incorporated herein by reference.

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

      10(b)(5) $20,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders filed as Exhibit 6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ending December 29, 1996 is incorporated herein by reference.

      10(b)(6) Consulting Agreement dated October 30, 1997 between Chemfab Corporation and Chemfab Director, Dr. Nicholas Pappas, filed as
                Exhibit 10(b)(9) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated herein by reference.

      10(b)(7) Firm Fixed Price Memorandum of Agreement dated as of December 1, 1997 between Chemfab Corporation and Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties, filed as Exhibit 10(b)(10) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 is incorporated herein by reference.

      10(b)(8) Agreement and Plan of Merger dated June 3, 1999 by and among Chemfab Corporation, Urok Acquisition Corporation, and UroQuest Medical Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 14, 1999 is incorporated herein by reference

      10(b)(9) Asset Purchase Agreement between Chemfab Corporation and Vdb/hi-tex Technische Gewebe Gmbh dated July 17, 1999, filed as
                Exhibit 10(b)(10) to the Company's Quarterly Report on Form 10-Q for the quarter ending September 27, 1998 is incorporated herein by reference.

     21         List of Subsidiaries of Chemfab Corporation.

     23         Consent of Ernst & Young LLP, Independent Auditors.

     24 Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of this Company.

     27         Financial Data Schedule.

     (b)        Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on June 14, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on behalf of the Registrant and in the capacities indicated.

                               CHEMFAB CORPORATION
                                  (Registrant)

                               By
                               John W. Verbicky
                               President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of September 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

         By                          *
         John W. Verbicky, President, Chief Executive Officer
         (principal executive officer) and Director

         By                         *
         Moosa E. Moosa, Vice President Finance, Treasurer and
         Chief Financial Officer (principal financial officer)

         By                         *
         Hilary A. Arwine, Corporate Controller (principal accounting officer)

         By                         *
         Paul M. Cook, Director

         By                         *
         Warren C. Cook, Director

         By                         *
         Robert E. McGill, III, Director

         By                         *
         James E. McGrath, Director

         By                         *
         Duane C. Montopoli, Director

         By                         *
         Nicholas Pappas, Director

                        *By   /S/ John W. Verbicky
                        John W. Verbicky, Attorney-In-Fact*

*By authority of power of attorney filed herewith.

Chemfab Corporation

                Report of Ernst & Young LLP Independent Auditors


The Board of Directors and Shareholders
Chemfab Corporation


We have audited the accompanying consolidated balance sheets of Chemfab Corporation as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemfab Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Boston, Massachusetts
July 23, 1999

Consolidated  Balance Sheets                                 Chemfab Corporation
June 30, 1999 and 1998
(in thousands except par value amounts)

Assets ..............................................          1999         1998
================================================================================
Current assets
Cash and cash equivalents ...........................      $  4,783      $11,099
Receivables:
     Trade, net of allowance for doubtful
     accounts of  $462 ($397 in 1998) ...............        25,020       20,946
     Other ..........................................            92           17
Inventories .........................................        19,649       17,403
Costs and estimated earnings in excess
     of billings on uncompleted contracts ...........           958        1,373
Prepaid expenses and other current assets ...........         3,266          720
Deferred tax assets .................................         1,248          730
                                                           --------     --------
     Total current assets ...........................        55,016       52,288
                                                             ------       ------

Property, plant and equipment, at cost
Land ................................................           634          634
Buildings ...........................................        12,858       11,802
Machinery and equipment .............................        45,557       37,455
Leasehold improvements ..............................           369          369
                                                         ----------    ---------
                                                             59,418       50,260
Less: accumulated depreciation and
     amortization ...................................        29,466       26,043
                                                             ------       ------
     Property, plant and equipment, net .............        29,952       24,217
                                                             ------       ------

Goodwill, net of accumulated amortization
of $5,033 ($3,854 in 1998) ..........................        19,297        9,926
Other assets ........................................         2,103        2,673
                                                         ----------        -----
         Total assets ...............................      $106,368      $89,104
                                                            =======      =======


See accompanying notes to Consolidated Financial Statements.

Consolidated Balance Sheets                                  Chemfab Corporation
June 30, 1999 and 1998


                                                                1999       1998
============================================================= ==================
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable ........................................  $   6,793   $  6,863
Accrued liabilities .....................................      8,181      5,444
Accrued income taxes ....................................      1,209      2,540
Billings in excess of costs and estimated earnings
    On uncompleted contracts ............................        250        151
Short-term borrowings ...................................     11,028       --
                                                              ------  ---------
    Total current liabilities ...........................     27,461     14,998
                                                              ------     ------

Deferred tax liabilities ................................      2,051      1,752
Shareholders' equity
Preferred stock, par value $.50: authorized-
    1,000; none issued ..................................       --         --
Common stock, par value $.10: authorized-
    15,000; issued - 8,828 in 1999
    and 8,689 in 1998 ...................................        883        869
Additional paid-in capital ..............................     26,829     25,008
Retained earnings .......................................     69,972     61,036
Treasury stock, at cost, (1,091 shares in
    1999 and 877 in 1998) ...............................    (19,012)   (15,137)
Accumulated other comprehensive income ..................     (1,816)       578
                                                             ------------------
    Total shareholders' equity ..........................     76,856     72,354
                                                            --------  ---------

          Total liabilities and shareholders' equity ....  $ 106,368   $ 89,104
                                                             =======   ========

Consolidated Statements of Income                            Chemfab Corporation
For the years ended June 30, 1999, 1998 and 1997
(in thousands, except per share data)



                                                    1999        1998       1997
================================================================================
Net sales ...................................  $ 126,480   $ 104,460   $ 90,783
Cost of sales ...............................     84,708      68,580     59,839
                                               ---------  ----------   --------
    Gross profit ............................     41,772      35,880     30,944
                                                --------  ----------   --------

Selling, general and administrative
    expenses ................................     21,295      16,995     15,539
Research and development expenses ...........      3,568       3,005      2,498
Special charge ..............................      3,986        --         --
Interest expense ............................        529           4         80
Interest income .............................       (262)       (363)      (260)
Other (income) expense ......................        (55)         42       (213)
                                            ------------------------ ----------
    Income before income taxes ..............     12,711      16,197     13,300
Provision for income taxes ..................      3,775       5,265      4,194
                                              ----------  ----------   --------
    Net income ..............................  $   8,936   $  10,932   $  9,106
                                               =========    ========    =======

Net income per share
       Basic ................................  $    1.14   $    1.38   $   1.13
       Diluted ..............................  $    1.11   $    1.33   $   1.10

Weighted average common shares outstanding
       Basic ................................      7,806       7,898      8,041
       Diluted ..............................      8,038       8,213      8,278




See accompanying notes to Consolidated Financial Statements.

Consolidated  Statements of  Shareholders'  Equity          Chemfab  Corporation
For the years ended June 30, 1999, 1998 and 1997
(in thousands)

                                 Common     Stock
                                                                                    Accumulated
                                 Number            Additional                          Other
                                   of                Paid-In   Retained   Treasury  Comprehensive          Comprehensive
                                 Shares    Amount    Capital   Earnings     Stock      Income      Total       Income
=========================================================================================================================
Balance at June 30, 1996 ...     8,086   $    809   $ 18,314   $40,998  $   (943)    $  (673)    $58,505
Net income .................                                     9,106                             9,106     $   9,106
Foreign currency
    translation adjustment .                                                           1,360       1,360         1,360
Options exercised ..........       435         43      4,435                                       4,478
Purchase of shares
    for treasury ...........                                              (7,064)                 (7,064)
Comprehensive income for ...                                                                                  $ 10,466
year ended June 30, 1997
=========================================================================================================================
Balance at June 30, 1997 ...     8,521        852     22,749    50,104    (8,007)        687      66,385
Net income .................                                    10,932                            10,932      $ 10,932
Foreign currency
    translation adjustment .                                                            (109)       (109)         (109)
Options exercised ..........       168         17      2,259                                       2,276
Purchase of shares
    for treasury ...........                                              (7,130)                 (7,130)
Comprehensive income for ...                                                                                  $ 10,823
year ended June 30, 1998
=========================================================================================================================
Balance at June 30, 1998 ...     8,689        869     25,008    61,036   (15,137)        578      72,354
Net income .................                                     8,936                             8,936      $  8,936
Foreign currency
    translation adjustment .                                                          (2,394)     (2,394)       (2,394)
Options exercised ..........       139         14      1,821                                       1,835
Purchase of shares
    for treasury ...........                                              (3,875)                 (3,875)
Comprehensive income for
year ended June 30, 1999 ...                                                                                  $   6,542
=========================================================================================================================
Balance at June 30, 1999 ...     8,828   $    883   $ 26,829   $69,972  $(19,012)    $(1,816)    $76,856
=========================================================================================================================

See accompanying notes to Consolidated Financial Statements.


Consolidated  Statements of Cash Flows                                                 Chemfab  Corporation
Years ended June 30, 1999, 1998 and 1997 (in thousands)
                                                                         1999          1998            1997
=============================================================================================================
Cash flows from operating activities
Net income..........................................................  $ 8,936         $ 10,932    $  9,106
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation........................................................    3,777            3,390       3,194
Amortization........................................................    1,843            1,393       1,317
Special charge..........................................................3,986              ---         ---
Change in working capital:
    Receivables.....................................................   (3,335)          (3,414)        950
    Inventories.....................................................   (2,433)          (1,117)     (2,405)
    Costs and estimated earnings in excess of billings on
       uncompleted contracts, net...................................      514              417      (1,066)
    Prepaid expenses and other current assets.......................     (901)             422          96
    Other assets....................................................       73             (533)       (489)
    Accounts payable and accrued liabilities........................   (1,769)           2,146         406
    Income taxes....................................................   (1,242)             424         554
    Deferred tax assets and liabilities.............................     (219)               2         291
                                                                    ---------        ---------    --------
         Total adjustments..........................................      294            3,130       2,848
                                                                    ----------       ---------    --------
              Net cash provided by operating activities.............    9,230           14,062      11,954
                                                                     --------         --------    --------

Cash flows from investing activities
Acquisitions........................................................  (12,368)             ---         ---
Prepaid acquisition.................................................   (1,802)             ---         ---
Capital expenditures (net)..........................................  (10,416)          (6,137)     (3,860)
                                                                     ---------       ----------   --------

              Net cash used in investing activities.................  (24,586)          (6,137)     (3,860)
                                                                      --------       ---------    --------

Cash flows from financing activities
Proceeds from short-term borrowings (net)...........................   11,276              ---         ---
Repayment of long-term debt.........................................      ---              ---      (2,447)
Proceeds from exercise of stock options.............................    1,835            2,276       4,478
Purchase of treasury shares.........................................   (3,875)          (7,130)     (7,064)
                                                                     ---------       ---------    --------
              Net cash provided by (used in) financing activities...    9,236           (4,854)     (5,033)
                                                                     --------        ---------    --------
Effect of exchange rate changes on cash.............................     (196)             (27)        (23)
                                                                     ---------       ---------    --------
Net (decrease) increase in cash and cash equivalents................   (6,316)           3,044       3,038
Cash and cash equivalents at beginning of year......................   11,099            8,055       5,017
                                                                      -------        ---------    --------
Cash and cash equivalents at end of year............................  $ 4,783         $ 11,099     $ 8,055
                                                                      =======         ========     =======
Interest paid.......................................................  $   504         $      4     $   106
Income taxes paid...................................................  $ 4,837         $  4,413     $ 2,270

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements                   Chemfab Corporation

Note 1 - Description of Business

         The Company is an international manufacturer and marketer of polymer-based engineered products and material systems for use in harsh conditions such as high temperature and/or corrosive chemical environments. The majority of the Company's products, which are also characterized by their retention of flexibility-in-use and by their excellent surface release properties, are made by embedding interlaced glass fiber reinforcement into a fluoropolymer resin matrix. The Company also produces and sells specialty fluoropolymer films, silicone elastomers and silicone-based products. Worldwide end-use applications for the Company's products are in architectural, aerospace, communications, electrical, environmental, food processing, packaging, laboratory test, protective systems, consumer bakeware applications, other industrial markets, medical electronics, personal care, healthcare and specialty apparel markets.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and amounts have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowances for doubtful accounts, provisions for slow-moving or obsolete inventory, provisions for environmental matters, provisions for consolidation of facilities and severance amounts, contract costs and various other accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, cash deposited in highly liquid money market accounts, and investments in high grade commercial paper or treasury notes having maturities of three months or less when purchased. There were no commercial paper or treasury notes outstanding at June 30, 1999 and 1998.

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

Goodwill: Costs in excess of net assets acquired is amortized using the straight-line method over the estimated useful lives, generally fifteen years.

Property, Plant and Equipment: Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Long-lived  Assets:  The  Company  will  evaluate  when  required,  the  cost of long-lived assets or other assets that may be impaired. If indicators of impairment are present in those assets, and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of long-lived assets, identifiable intangibles, and goodwill recorded in the accompanying consolidated financial statements.

Comprehensive Income: Effective July 1, 1998, the Company adoped SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the Company's change in foreign currency translation adjustments to be included in other comprehensive income. The accumulated other comprehensive income balance as of June 30, 1999, 1998 and 1997 comprised of currency translation adjustments. Prior years' financial statements have been reclassified to conform to these requirements.

Segment Reporting: Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way that businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the operations or financial position, but did affect the disclosure of segment information. (See Note 14 of Notes to Consolidated Financial Statements.)

Retirement Benefit Plans: Effective June 30, 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits. SFAS No. 132 did not change the measurement or recognition of such plans, but revises disclosure about pensions and other post-retirement benefit plans.

Income Taxes: The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting values and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Transactions in Foreign Currency: The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on certain sales and material purchase transactions. The gains or losses on these hedge contracts, as measured by quoted market prices, are recognized in income when the underlying purchase or sale transaction is recorded. The carrying values of these contracts at June 30, 1999 and 1998, which approximated fair value based on exchange rates at June 30, 1999 and 1998, were approximately $240,000 and $358,000, respectively. In addition, the Company recognizes in current income, gains or losses from the remeasurement of transactions denominated in currencies other than the Company's functional currencies. Translation adjustments arising from the consolidation of foreign subsidiaries have been included in comprehensive income. The functional currencies of the Company's foreign subsidiaries are generally the local currency of the subsidiary.

Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of dilutive securities.

Stock-based Compensation:. The Company uses the intrinsic value-based method of accounting for employee stock-based compensation plans as prescribed by APB No. 25 and has adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for its stock option awards as they are granted at prices not less than fair market value of the stock on date of grant.

Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, which must be adopted by the Company in fiscal year 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities in which the Company engages.

         The Company has not yet determined the potential impact of adopting this new standard on the Company's financial position or results of operations.

Note 3 - Acquisitions

         During fiscal 1999, the Company completed the purchase of the business assets and assumed certain liabilities (principally inventory, accounts receivable, equipment, certain liabilities and accounts payable, accruals and intangibles) of Vdb/hi-tex Technische Gewebe Gmbh (Vdb), Breitenborn Gmbh and Synthetica W. Muller Gmbh & Co. for approximately $12,368,000 in cash, including associated transaction costs. These acquisitions were accounted for using the purchase method of accounting and include the results of operations of the acquired entities from the respective acquisition dates to June 30, 1999. The allocation of the purchase price and the final payment for Synthetica has not yet been completed. Prior to the acquisitions, each of the entities' main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. These businesses are expected to continue. The acquired operations' primary markets are in Germany and Eastern European countries. These acquisitions resulted in the recognition of goodwill of approximately $11,493,000, which is being amortized on a straight-line basis over the estimated useful life of 15 years.

         The following are the Company's unaudited proforma results for fiscal 1999 and 1998, assuming the acquisitions occurred at the beginning of the fiscal year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                  1999               1998
                      (in thousands, except per share data)

Net sales...........................      $    133,287         $  117,231

Net income..........................      $      9,170         $   11,450

Diluted income per share............      $       1.14         $     1.39

         In January 1999, the Company entered into an agreement to acquire control of a PTFE coating and fabrication operation in South America. The agreement contains certain contingencies which are expected to be fulfilled in calendar year 1999, at which time the Company will complete the acquisition.
Included in prepaid expenses and other current assets at June 30, 1999 is a $688,000 prepayment and cash of $1,114,000 in escrow pending completion of the transaction.

          In June 1999, the Company entered into an agreement to acquire UroQuest Medical Corporation (UroQuest). The agreement anticipates that the Company will acquire all of the outstanding capital stock of UroQuest in a cash merger valued at $29,000,000, subject to certain adjustments. UroQuest designs, manufactures and markets proprietary disposable silicone elastomer products and silicone elastomer components used in products serving the healthcare and personal care industry, and is a market leader in the design and manufacture of silicone elastomer products for airway management applications.

          In July 1999, the Company completed the purchase of the capital stock of Holding Christian Cases S.A. (HCC), for approximately $1,500,000 in net cash, including associated transaction costs. The purchase agreement also requires the payment of approximately $100,000 in each of the following two years for a non-compete agreement. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of HCC and its subsidiaries was in the fabrication and distribution of PTFE composite products in France principally purchased from Chemfab. The business is expected to continue. The allocation of the purchase price has not yet been completed.

Note 4 - Inventories

         Inventories at June 30 consisted of the following:
                                                      1999                1998
                                                           (in thousands)

         Finished goods...................        $  7,541            $  5,674

         Work in process..................           6,160               7,396

         Raw materials....................           5,948               4,333
                                                  --------            --------

                                                   $19,649             $17,403
                                                    ======              ======


Note 5 - Accrued Liabilities

         Accrued liabilities at June 30, consisted of the following:

                                                      1999                1998
                                                           (in thousands)

         Accrued payroll and related expenses...    $1,675              $1,717

         Accrued performance incentive .........       100               1,300

         Accrued restructuring charge...........     2,331                ---
         Other accrued expenses.................     4,075               2,427
                                                   -------            --------
                                                    $8,181              $5,444
                                                    ======              ======

Note 6 - Debt

         In October 1996, the Company entered into a three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four-year term loan with a five-year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under this facility is at the higher of the bank's base rate (7.75% at June 30, 1999), or 0.5% over the federal funds rate (5.12% at June 30, 1999), as defined in the agreement. The Company has also secured Eurocurrency pricing options for certain debt as defined in the agreement. Borrowings under this option bear interest at 1% over the Libor rate (2.63% at June 30, 1999). At June 30, 1999 the amount outstanding under this facility was $11,028,000. The amount available on the line of credit was $6,161,000 at June 30, 1999 and $20,000,000 at June
30, 1998. The Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line.

         The revolving credit agreement contains financial covenants with which the Company must comply including maintenance of minimum levels of debt service coverage and tangible net worth. These covenants also limit the net losses that the Company may incur over any six-month period.

         In connection with the planned acquisition of UroQuest, the Company is currently negotiating to replace its existing credit facility to provide for additional borrowing capacity.

Note 7 - Financial Instruments and Risk Management

         At June 30, 1999 and 1998, the carrying value of the Company's financial instruments, including cash and cash equivalents, foreign currency contracts and short-term borrowings approximates their fair values based on the short-term maturities of these instruments and contracts.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly creditworthy.

         At June 30, 1999 balances due from two customers comprise approximately 27% of total trade accounts receivable. Other concentrations of credit risk for trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic locations. The Company's customer base includes a large number of customers dispersed across a wide geographic location including Europe and Asia.

         It was not practicable to estimate the fair value of the Company's investment in preferred stock of Birdair, Inc. (a customer for its architectural products) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $533,000 carrying amount at June 30, 1999 represents the original cost of the investment, which management believes is not impaired. Dividends received for the years ended June 30, 1999, 1998 and 1997 were $43,000, $45,000 and $45,000, respectively.

Note 8 - Income Taxes

       The components of the income tax provision were as follows:

                                                           Years ended June 30

                                                         1999      1998     1997
                                                         ----      ----     ----
                                                              (in thousands)
       Current:
         Federal ...................................  $ 2,743   $ 3,296  $ 1,972
         State .....................................      427       827      472
         Foreign ...................................      824     1,140    1,459
                                                      -------   -------  -------
                                                        3,994     5,263    3,903
                                                      -------   -------  -------


       Deferred:
         Federal ...................................      134        51      112
         State .....................................       23        13       29
         Foreign ...................................     (376)      (62)     150
                                                      --------  -------  -------

                                                         (219)        2      291
                                                      --------  -------  -------
       Total income taxes ..........................  $ 3,775  $ 5,265   $ 4,194
                                                       ======   =======  =======

       The components of income before income taxes were as follows:

                                                           Years ended June 30

                                                        1999      1998      1997
                                                        ----      ----      ----
                                                             (in thousands)

        United States ..............................  $ 9,294  $10,529    $7,046
        Foreign ....................................    3,417    5,668     6,254
                                                      ------   -------   -------

        Total ......................................  $12,711  $16,197   $13,300
                                                      =======  =======   =======

The U.S. statutory federal income tax rate is reconciled to the Company's consolidated effective tax rate as follows:



                                                          Years ended June 30

                                                     1999       1998       1997
                                                     ----       ----       ----

Statutory tax rate .................                 35.0%      35.0%      35.0%

State income taxes, net of federal
  income tax benefit ...............                  2.3        3.5        2.8

Earnings of foreign subsidiaries taxed at rates less than the U.S.
  statutory rate ...................                 (7.6)      (6.5)      (6.3)

FSC benefit ........................                 (2.6)       (.4)       (.5)
Non-deductible goodwill amortization
  relating to foreign acquisitions .                  2.0        1.5        1.7

Other, net .........................                  0.6       (0.6)      (1.2)
                                                    -----      ------     ------


Effective tax rate .................                 29.7%      32.5%      31.5%
                                                    =====      =====      =====

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                 Domestic     Foreign
              June 30, 1999                     Operations  Operations    Total
-----------------------------------             ----------  ----------   -------
                                                          (in thousands)
Deferred Tax Liabilities:



Plant and equipment ................              $ 1,337    $   267    $ 1,604
Intangibles ........................                   --        415        415
Other ..............................                  (34)        66         32
                                                    -----     ------      -----

Total deferred tax liabilities .....                1,303        748      2,051
                                                    -----     ------      -----

Deferred Tax Assets:

Inventories ........................                 (542)        --       (542)
Reserves ...........................                 (242)      (348)      (590)
Other ..............................                 (116)        --       (116)
                                                    -----    -------     ------

Total deferred tax assets ..........                 (900)      (348)    (1,248)
                                                    -----      -----    -------

Net deferred tax liabilities .......              $   403    $   400    $   803
                                                  =======     ======     ======

                                       Domestic         Foreign
              June 30, 1998           Operations      Operations         Total
----------------------------------    ----------      ----------        --------
                                 (in thousands)
Deferred Tax Liabilities:

Plant and equipment .................   $1,035           $  279          $1,314
Intangibles..........................      ---              427             427
Other................................      (67)              78              11
                                        ------          -------          ------

Total deferred tax liabilities.......      968              784           1,752
                                       -------           ------           -----

Deferred Tax Assets:

Inventories..........................     (530)             ---            (530)
Reserves.............................      (86)             ---             (86)
Other................................     (116)               2            (114)
                                         ------          -------          ------

Total deferred tax assets............     (732)               2            (730)
                                        -------          -------         -------

Net deferred tax liabilities.........  $   236           $  786          $1,022
                                        =======           ======          ======

         The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. These earnings, which are deemed to be permanently reinvested, aggregated approximately $29,401,000 at June 30, 1999. Chemfab Europe, the Company's Irish subsidiary, was exempt from Irish taxes on its income from manufacturing operations until April 1990. Manufacturing profits earned each year from April 1990 through April 2010 are subject to a 10% tax rate.

Note 9 - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                               Years ended June 30

                                           1999           1998           1997
                      (in thousands, except per share data)

Numerator:
Net income for both basic and
         diluted earnings per share......$ 8,936        $ 10,932       $  9,106
                                         =======        ========       ========

                               Years ended June 30
                                                  -------------------
                                           1999           1998           1997
                                           ----           ----           ----
Denominator:                              (in thousands, except per share data)
Denominator for basic earnings per
         share - weighted average
         outstanding shares............... 7,806         7,898          8,041

Effect of dilutive securities:
         Stock options to employees and
         directors .......................   232           315            237
                                          ------        ------          -----


Denominator for diluted earnings per
         share ........................... 8,038         8,213          8,278
                                           =====         =====          =====

Net income per share:
         Basic ........................... $1.14        $ 1.38         $ 1.13
                                           =====        ======         ======
         Diluted.......................... $1.11        $ 1.33         $ 1.10
                                           =====        ======         ======

         At June 30, 1999, options to purchase 522,475 shares of common stock at prices ranging from $19.31 to $24.25 per share were anti-dilutive and, therefore, were excluded from the computation of fully diluted earnings per share. At June 30, 1998 and 1997, no outstanding options having a material anti-dilutive effect on the calculation of diluted earnings per share were excluded from the calculation.

Note 10 - Common Stock and Stock Options

         During fiscal 1992, the Board of Directors adopted and the shareholders ratified the 1991 Stock Option Plan which reserved 750,000 shares of common stock for issuance upon exercise of option grants to key employees, directors, and consultants. The shareholders ratified the adoption of the increase in the maximum number of shares available for option under the 1991 plan to 1,050,000 in fiscal 1993, to 1,500,000 in fiscal 1996 and up to 1,950,000 in fiscal 1998. Under this plan, options vest at the discretion of the Board of Directors but generally at the rate of 25% per year on the anniversary of the date of grant except for non-employee directors whose options vest at the rate of 25% per quarter. At June 30, 1999, there were 1,273,294 options outstanding and 186,706 shares available for grant under the 1991 Stock Option Plan.

         During fiscal 1992, the Company also adopted the "1991 Employee Stock Option Plan" which reserved 75,000 shares of common stock for issuance upon exercise of grants to specific eligible employees with a minimum of two years of service on the date of the grant. At June 30, 1999, there were 43,050 options outstanding and 15,750 shares available for grant under this plan, held by 287 employees.

         During fiscal 1987, the Company's Board of Directors adopted and the shareholders subsequently ratified a non-qualified stock option plan (the 1986
Plan). The 1986 Plan at the time of adoption reserved 1,125,000 shares of common stock for issuance upon exercise of option grants under this plan to employees, directors and consultants. During fiscal 1990, the shareholders ratified the adoption of an increase in the maximum number of shares available for option under the 1986 Plan to 1,500,000. The options under the 1986 Plan generally vest at the rate of 25% per year on the anniversary of the grant. At June 30, 1999, there were 105,750 options outstanding under this plan, and the Company does not intend to grant any further options or stock appreciation rights under the 1986 Plan.

         A summary of stock option activity related to all of the Company's plans for fiscal 1997, 1998 and 1999 is as follows:

                                                          Weighted Average
                                                    Options              Price

          June 30, 1996 Outstanding.........      1,450,051               9.98
                          Granted...........        245,500              14.47
                          Cancelled.........        (89,351)             11.70
                          Exercised.........       (435,503)              7.92
                                                 ----------           --------

          June 30, 1997 Outstanding.........      1,170,697              11.55
                          Granted...........        324,500              20.49
                          Cancelled.........        (11,859)             13.83
                          Exercised.........       (167,869)             10.39
                                                 ----------            -------

          June 30, 1998 Outstanding.........      1,315,469             $13.89
                          Granted...........        264,600              20.69
                          Cancelled..........       (18,811)             17.03
                          Exercised.........       (139,164)              9.56
                                                  ----------           -------
         June 30, 1999    Outstanding.......      1,422,094             $15.54
                                                  =========            =======

         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 1999:

                              Options Outstanding            Options Exercisable

                                     Weighted
                                      Average  Weighted                 Weighted
                                    Remaining   Average                  Average
Range of                          Contractual  Exercise                 Exercise
Exercise Prices        Shares   Life(in Years)    Price       Shares       Price


$ 7.00  - $11.91....  316,448        4.61         $9.07      283,130       $8.99
$11.92 - $19.94.....  740,096        5.80         15.08      436,128       15.19
$19.95 - $24.25.....  365,550        8.71         22.12      102,700       22.16
                      -------        ----         -----      -------       -----

$ 7.00  - $24.25....1,422,094        6.41        $15.54      821,958      $13.26
                    =========        ====        ======      =======      ======

         As of June 30, 1998 and 1997, options to purchase 719,773 and 692,435 shares were exercisable at a weighted average exercise price of $11.67 and $10.90 per share, respectively.

         The following pro forma disclosures required by SFAS No. 123 have been prepared as if the Company accounted for its employee stock options using the fair value-based method of accounting:

                                                   Years ended June 30
                                            1999          1998            1997
Net income (in thousands)
     As reported......................... $8,936       $10,932          $9,106
     Pro forma........................... $7,933       $10,239          $8,750

Net income per share (as reported)
     Basic...............................  $1.14         $1.38           $1.13
     Diluted.............................  $1.11         $1.33           $1.10
Pro forma net income per share
      Basic..............................  $1.02         $1.30           $1.09
      Diluted............................  $0.99         $1.25           $1.06

         The fair value of each option grant is estimated on the date of grant using the following weighted-average assumptions for fiscal 1999, 1998 and 1997:

                                            1999          1998            1997
                                            ----          ----            ----
Risk-free Interest Rate                     5.9%          5.9%             6.5%
Expected Stock Price Volatility..........  30.6%         26.0%            21.8%
Expected Life of Options (in years)......   4.0           3.3              3.2

         The weighted-average fair value of options granted during the years ended June 30, 1999, 1998, and 1997 were $6.87, $5.42 and $3.59, respectively.
The Company amortizes the estimated fair value of options over the options' vesting period. In estimating the fair value of each option, the Company uses the Black-Scholes option valuation method. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility which are subject to change from time to time. For this reason, and because the SFAS No. 123 fair value-based method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

         Effective in August 1997, and until amended, modified or withdrawn, the Board of Directors has authorized the repurchase of up to 600,000 shares of the Company's common stock during any one fiscal year.

Note 11 - Retirement Plans

Defined Benefit Plans

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 does not change the measurement or recognition of those plans, but revises disclosures about pensions and other post-retirement benefit plans. The Company adopted SFAS No. 132 in fiscal 1999. The Company has three defined benefit pension plans covering substantially all of its employees. The Retirement Plan for Employees of Chemfab Corporation ("U.S. Plan") provides pension benefits for the Company's domestic employees. The "Irish Pension Plan" provides benefits to employees of the Company's subsidiary in Ireland and the "Tygaflor Pension Plan" provides pension benefits to employees of the Company's U.K. subsidiary. The plans provide pension benefits that are based on the employee's compensation and service. The Company's funding policy is to fund amounts required by applicable government regulations. The U.S. plan is non-contributory while the Irish and Tygaflor pension plans require employee contributions of 5% and 6%, respectively, of pensionable salary.

The follow table sets forth the funded status of the Company's domestic and foreign defined benefit pension plans at June 30.
                                               Domestic           Foreign
                                               --------           -------
                                            1999      1998      1999      1998
                                         -------   -------   -------   -------
Change in benefit obligation
Benefit obligation at
    beginning of fiscal year .........   $ 6,278   $ 5,459   $ 2,327   $ 1,665
Service cost .........................       469       437       320       307
Interest cost ........................       470       399       173       150
Plan participant contributions .......         0         0       194       190
Actuarial loss (gain) ................       252        83      (105)      147
Benefits paid ........................       (95)     (100)      (39)      (38)
Currency translation effect ..........        --        --      (l64)      (94)
                                         -------   -------   -------   -------
Benefit obligation at end of year ....   $ 7,374   $ 6,278   $ 2,706     2,327
                                         -------   -------   -------   -------

Change in plan assets
Fair value of plan assets
    at beginning of year .............   $ 6,483   $ 5,263   $ 2,587   $ 1,725
Actual return on plan assets .........       375       899        74       570
Employer contributions ...............       471       421       295       243
Employee contributions ...............        --        --       194       190
Benefits paid ........................       (95)     (100)      (39)      (38)
Currency translation effect ..........       --         --      (176)     (103)
                                         -------   -------   -------    -------
Fair value of plan assets at .........   $ 7,234   $ 6,483   $ 2,935    $ 2,587
 end of year .........................       --         --        --

Funded status ........................   $  (140)  $   205   $   229    $   260
Unrecognized net actuarial (loss) gain      (645)   (1,164)        3       (226)
Unrecognized prior service cost ......       261       356        --         --
Currency translation effect ..........       --         --        (3)         3
                                         -------   -------    -------   -------
Prepaid (accrued) benefit cost .......   $  (524)  $  (603)   $   229   $    37
                                         =======   =======    =======   =======

Net periodic benefit cost of plans included the following components:


                                                          Domestic                       Foreign
Year ended June 30,                               1999      1998      1997       1999      1998      1997
-------------------                               ----      ----      ----       ----      ----      ----
Service cost ..................................  $ 469     $ 437     $ 376      $ 320     $ 307     $ 248
Interest cost .................................    470       399       340        173       150       118
Return on plan assets, net of deferred gain ...   (622)     (510)     (399)      (330)     (174)     (113)
Amortization of prior service cost ............     96        96        96         --        --        --
Amortization of gain ..........................    (20)      (21)      (10)        --        --        --
                                                 -----     -----     -----      -----     -----     -----
Net periodic benefit cost .....................  $ 393     $ 401     $ 403      $ 163     $ 283     $ 253
                                                 -----     -----     -----      -----     -----     -----

The actuarial assumptions were as follows:
                                                         Domestic                                                     Foreign
Year ended June 30, ...........................   1999      1998      1997       1999      1998      1997
                                                 -----     -----     -----      -----     -----     -----

Discount rate .................................  7.25%     7.25%     7.25%      6.00%     6.50%     8.00%
Return on plan assets, net of deferred gain ...  9.00%     9.00%     9.00%      8.00%     7.50%     8.00%
Rate of compensation increase .................  4.50%     4.50%     4.50%      3.50%     4.50%     5.00%

Defined Contribution Plan

         The Company sponsors a Savings and Security Plan and Trust ("the Savings Plan") for its eligible U.S. employees. Subject to certain limitations, eligible employees may elect to contribute a percentage of their salaries ranging from 1% to 12%. The Savings Plan also contains an employer contribution formula equal to 25% of the first 6% of compensation that each participant defers under the Savings Plan. In addition, the Savings Plan provides that the Company may make an annual supplemental discretionary contribution to the Savings Plan based on its profitability. The discretionary contributions are allocated to eligible U.S. employees employed by the Company at the end of the relevant plan year based upon years of service and employee contributions made during the plan year. Total employer contributions made to this plan for the fiscal years ended June 30, 1999, 1998 and 1997 were as follows:

                                      (in thousands)
                  1999 ...................      $267
                  1998 . . . . . . . . . .      $262
                  1997 . . . . . . . . . .      $237

Note 12 - Lease Commitments

         The Company incurred rent expense for office and manufacturing facilities, vehicles and office equipment of $1,240,000, $909,000, and $883,000 in fiscal 1999, 1998 and 1997, respectively, under various operating leases expiring through 2004. Future minimum rental commitments at June 30, 1999 under existing, non-cancelable operating leases with initial terms of one year or more are as follows:

                                      (in thousands)
                  2000....................      $966
                  2001....................      $573
                  2002....................      $392
                  2003....................      $180
                  2004....................      $  5

Note 13 - Contingencies

         In connection with obtaining incentive grants from the Industrial Development Authority of Ireland to subsidize investments in plant and equipment in Ireland, the Company's Irish subsidiary, Chemfab Europe, has agreed to restrict repatriation of 410,000 Irish Pounds (U.S. $538,000) of its retained earnings to fund repayment of the grants in the event of default under the agreement. Chemfab Corporation has also provided a parent company guarantee in the event that the subsidiary's equity, so restricted, is not sufficient to repay any amounts due.

Note 14 - Business Segment and Foreign Operations

         In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued effective for fiscal years ending after December 15, 1998. The information for 1997 and 1998 has been restated in order to conform to the 1999 presentation.

         The Company operates predominantly in one industry segment, that being the development, manufacture and marketing of high-performance flexible composite materials. The Company's reportable segments are strategic business units which are managed separately due largely to their geographic location.

         The Company has two principal reportable business segments, its Americas Business Group and European Business Group. The Americas Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to North America and South America and for architectural product sales worldwide. The European Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to Europe, the Middle East and Africa.

         The company has two non-reportable business segments, its Asia Pacific Business Group and its High Performance Elastomer Division. These segments are reported under Other below due to their size.

         The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes and after applying a charge for capital employed by the segment. The charge for capital employed is based on an established rate and on capital employed as defined by the Company and not a measure as defined by generally accepted accounting principles. Accordingly, the Company has reconciled below to its consolidated results. Corporate related items have been allocated to the business segments based on revenues of the segment.

         The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table:

                                    Americas    European
                                    Business    Business
                                      Group       Group     Other  Consolidation
1999
Revenue from external customers      $83,663   $ 31,692    $11,125    $126,480
Intersegment sales                     4,741        995        ---       5,736
Depreciation & amortization            2,877      2,286        457       5,620
Special charge                         1,038      2,777        171       3,986
Interest charge on capital employed    3,770      2,323        300       6,393
Operating profit (loss)                6,105       (915)     1,395       6,585
Segment assets                        59,113     43,049      4,206     106,368

1998
Revenue from external customers      $65,591    $27,612    $11,257    $104,460
Intersegment sales                     3,481      1,037        ---       4,518
Depreciation & amortization            2,628      1,716        439       4,783
Interest charge on capital employed    3,259      1,522        318       5,099
Operating profit                       7,239      1,953      1,547      10,739
Segment assets                        53,095     31,482      4,527      89,104

1997
Revenue from external customers      $51,417    $28,853    $10,513     $90,783
Intersegment sales                     3,962        842          0       4,804
Depreciation & amortization            2,389      1,722        400       4,511
Interest charge on capital employed    2,886      2,080        376       5,342
Operating profit (loss)                4,670      3,632      (524)       7,778
Segment assets                        46,026     29,507      5,032      80,565

Reconciliation from Segment Reporting to Consolidated Results:

                                                    1999      1998        1997
Revenue
Total external revenues for reportable segments $115,355  $ 93,203    $ 80,270
Intersegment revenues for reportable segments      5,736     4,518       4,804
Other                                             11,125    11,257      10,513
Elimination of intersegment revenue               (5,736)   (4,518)     (4,804)
                                                --------   -------     -------
Total consolidated revenues                     $126,480  $104,460    $ 90,783

Operating Profit
Total profit for reportable segments           $   6,585  $ 10,739    $  7,778
Interest charge on capital employed                6,393     5,099       5,342
Net interest income (expense)                       (267)      359         180
                                                 -------  --------    --------
Income before income taxes                     $  12,711  $ 16,197    $ 13,300

Geographic Information:
                                                                     Long-lived
                                                 Revenue               Assets
1999
United States                                   $ 67,569               $25,838
Europe                                            31,692                25,287
Saudi Arabia (1)                                  23,000                   ---
Other foreign countries                            4,219                   227
                                               ---------              --------
Total                                           $126,480               $51,352
1998
United States                                   $ 69,403               $22,987
Europe                                            27,612                13,171
Other foreign countries                            7,445                   658
                                               ---------              --------
Total                                           $104,460               $36,816

1997
United States                                   $ 55,510               $19,663
Europe                                            28,853                14,555
Other foreign countries                            6,420                   731
                                                 -------              --------
Total                                           $ 90,783               $34,949

(1)  Represents  revenue from one customer of the  Company's  Americas  Business
Group.

Sales to Major Customers

         Sales to the United States Government under prime contracts and subcontracts for the fiscal years ended June 30, 1999, 1998 and 1997 were as follows:

                               (in thousands)
           1999 ...................    $4,298
           1998 . . . . . . . . . .    $7,452
           1997 . . . . . . . . . .    $7,607

Employees

          At June 30, 1999, the Company had 738 full-time employees. The Company's wholly-owned subsidiary at both the Littleborough, England and Kilrush, Ireland facilities is a party to collective bargaining agreements expiring on September 30, 2000. Approximately 98 employees at these facilities are members of the local unions. The Company believes that the risk of a strike, walkout or other labor disruptions is not material (either in terms of probability of occurrence or magnitude of impact) to the Company's global operations. The Company's U.S.-based employees are non-unionized.

Export sales

         The Company's export sales from the United States for the fiscal years ended June 30, were as follows:

                                             1999           1998            1997
                                 (in thousands)

          Far East....................    $ 3,280        $ 4,199         $ 6,830
          Canada......................      1,148          1,072             850
          Mexico......................      1,270          1,171             959
          Australia...................      2,723            959           1,210
          Europe and other............     19,119            313             258
          Central and South America...        274            152             180
                                       ----------      ---------      ----------

                                          $27,814        $ 7,866         $10,287
                                          =======        =======         =======


Note 15 - Related Parties

         The Company's Board of Directors (with Dr. Pappas absent and abstaining) negotiated and, upon recommendation of its Audit Committee, approved entering into a consulting relationship with Dr. Nicholas Pappas, who currently serves as Chairman of the Company's Board of Directors. On October 30, 1997, the Company accordingly entered into a Consulting Agreement with Dr. Pappas to reflect the terms negotiated and approved by the Board. The Consulting Agreement requires that Dr. Pappas provide various on-going strategic consulting services to the Company from and after October 30, 1997. In consideration for these consulting services, Dr. Pappas was awarded a one-time, non-qualified stock option to purchase 20,000 shares of Company's Common Stock at a price of $21.125 per share (the closing price on the date-the-Board of Directors approved the Consulting Agreement). This option vests at a rate of 25% per year, commencing with the first 25% on October 30, 1997 and continuing on each anniversary of that date for the ensuing three years. The Consulting Agreement also requires the Company to pay Dr. Pappas $10,000 quarterly with the first payment being made on December 30, 1997. The Consulting Agreement continues in effect, but may be canceled by either party with thirty days notice.

         On-December 1, 1997, the Company entered into a contract (the "Contract") for a twelve-month research with Virginia Polytechnic Institute and State University and Virginia Tech Intellectual Properties ("VPI). Under the terms of the Contract, the Company paid VPI $60,000 over twelve months to cover facilities and equipment costs and the costs of time and materials for the research services rendered by VPI graduate students supervised by Drs. McGrath and Wilkes (an associate of Dr. McGrath). Under the agreement no compensation or any other consideration was paid to Dr. McGrath or Dr. Wilkes. The Company has the right under the Contract, upon payment of additional consideration, to acquire exclusive license(s) for inventions and other intellectual property conceived (in whole or in part) by VPI from this Contract. Dr. McGrath is the Ethyl Chaired Professor of Chemistry at VPI and serves as a Director of the Company. The Board of Directors (with Dr. McGrath abstaining), upon the recommendation of its Audit Committee, found that the Contract was negotiated at arm's length, and concluded that the Contract with VPI was in the Company's best interests, and approved and ratified its execution. The Contract has expired in accordance with its terms.

         Effective December 30, 1997, Nitto Chemfab (until then was 39% owned by the Company), repurchased the shares owned by Nitto Denko and Taiyo for a sum or $177,000 and a payment of $116,000 by Chemfab Corporation for non-competition covenants and other services. Upon the repurchase of the aforementioned shares, Nitto Chemfab canceled the repurchased shares. As a result, effective December 30, 1997, Nitto Chemfab became a wholly-owned subsidiary of Chemfab Corporation.

         The Company's balances and transactions with Nitto Chemfab Co., Ltd. as of and for the years ended June 30, were as follows:

                            1999              1998               1997
                            ----              ----               ----
                                         (in thousands)

Purchases from Company      ----               ---              $ 402

Amount due to Company       ----               ---                 83


         Amounts due to the Company in fiscal 1997 are principally trade receivables carrying standard trade terms.

         In February 1995, two employees (one of whom was an officer of the Company, both who were previously consultants to the Company), acquired an ownership interest in Fothergill Engineered Fabrics ("FEF"), a commercial weaver of specialty fibers in England. FEF is also a raw material supplier to the Company's U.K. and Irish subsidiaries, and an affiliate of FEF owns the site on which the U.K. subsidiary operates. The Company's transactions and balances with FEF and its affiliate for the years ended June 30, were as follows:

                                           1999         1998           1997
                                           ----         ----           ----
                                 (in thousands)

Sales to Company                         $2,207       $1,351         $1,801

Payments for shared services and rent       567          542            516

Amount due from Company                     468          362            318


          Each of the above transactions was negotiated at arms-length, and the Company believes that each was on terms no less favorable to the Company than could have been obtained in arms-length negotiations with third parties.

Note 16 - Special Charge

          A special charge in the fourth quarter and for the year amounted to $3,986,000 and was comprised of:

          (1) Approximately $3,194,000 related to the Company's June 29, 1999 announcement that it will streamline its European manufacturing operations from the current two-plant to a single manufacturing plant and it will consolidate its three recently acquired fabricating distributors in Germany into a single location. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. This program, which is expected to be substantially completed by the end of fiscal 2000, is aimed at improving the efficiencies of the European operations. The costs of the streamlining actions include the termination and severance and related costs associated with the announced reduction in force, lease termination costs, contract cancellation costs, certain equipment write downs and other notice and associated costs.

          (2) A $792,000 charge for the cost of goods supplied in connection with changes to a marketing agreement. The Company did not recognize any revenue or associated margin upon supplying this free merchandise.

         The major components of the fiscal 1999 special charge and the remaining accrual balance as of June 30, 1999 were as follows:

                                                                  Accrued
                                                        Amounts Restructuring
                                             Charge    Utilized    Charge
Employee termination and severance costs    $  1,213        ---   $ 1,213
Exit costs                                  $  1,128         10    $1,118
Write downs - noncash                       $    853        853       ---
Market agreement costs                      $    792    $   792       ---
                                            --------    -------    ------
                                            $  3,986    $ 1,655    $2,331
                                             =======    =======    ======

Note 17 - Legal Proceedings

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

Chemfab Corporation Quarterly Financial Data (Unaudited)
(in thousands, except per share data)
                                                      Basic Per     Diluted Per
       1999                                          Share Data(1) Share Data(1)
       ----                                          ------------- -------------

                        Net        Gross        Net       Net          Net
       Quarter         Sales      Profit      Income    Income       Income

       First        $ 25,233    $  8,437     $ 2,393     $0.31        $0.30
       Second         27,892       9,462       2,508      0.32         0.31
       Third          44,457      13,723       3,235      0.41         0.40
       Fourth         28,898      10,150         800(2)   0.10         0.10
                      ------      ------     -------     -----        -----

       Year         $126,480     $41,772     $ 8,936     $1.14        $1.11
                    ========     =======     =======     =====        =====

                                                      Basic Per     Diluted Per
       1998                                          Share Data(1) Share Data(1)
       ----                                          ------------- -------------

                        Net        Gross        Net       Net          Net
       Quarter         Sales      Profit      Income    Income       Income

       First       $  22,154     $ 7,559     $ 2,038     $0.26        $0.25
       Second         25,902       8,734       2,549      0.32         0.31
       Third          27,257       9,274       2,808      0.36         0.34
       Fourth         29,147      10,313       3,537      0.45         0.43
                      ------      ------     -------     -----        -----

       Year         $104,460     $35,880     $10,932     $1.38        $1.33
                    ========     =======     =======     =====        =====




(1) Computations of earnings per share for each quarter are independent and do not necessarily equal the amount computed for the year.
(2) Includes special charge of $3,986. See Note 16 of Notes to the Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II
                    Years Ended June 30, 1999, 1998 and 1997
                                 (in thousands)

                         Balance at  Charges                Balance at
                          beginning     to     Deductions     end
                           of year   Expense  and Other(1)    of year

1999

Allowance for               $397       $127        $ (62)      $462
                            ====       ====        ======      ====
doubtful accounts




1998

Allowance for
doubtful accounts           $367       $ 78        $ (48)      $397
                            ====       ====        ======      ====


1997

Allowance for
doubtful accounts           $382       $112        $(127)      $367
                            ====       ====        ======      ====










(1)      Uncollectible accounts written off, net of recoveries.