Form 10-Q
period 1999-09-26
CHEMFAB CORP
filed 1999-11-12
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 26, 1999

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


                     Class                    Outstanding at October 29, 1999
         Common Stock, $0.10 par value        7,685,756 Shares

                               CHEMFAB CORPORATION
                                      INDEX


                                                                       Page No.

Part I - Financial Information:

   Item 1 -       Financial Statements

                           Consolidated Balance Sheets at September       3
                           26, 1999 and June 30, 1999

                           Consolidated Statements of Income for          5
                           the Three Months Ended September 26,
                           1999 and September 27, 1998

                           Consolidated Statements of Cash Flows          6
                           for the Three Months Ended September
                           26, 1999 and September 27, 1998

                           Notes to Consolidated Financial Statements     7

   Item 2 -       Management's Discussion and Analysis of                10
                  ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Part II - Other Information:

   Item 6(a) - Exhibits                                                  13
               --------

   Item 6(b) - Reports on Form 8-K                                       13
               -------------------


   Signatures                                                            14

                               CHEMFAB CORPORATION
============================================================================

                           CONSOLIDATED BALANCE SHEETS
============================================================================

                     (in thousands except par value amounts)


                                                    September 26,      June 30,
                                                         1999           1999
                                                     (Unaudited)

Current assets:
    Cash and cash equivalents                          $   6,450    $    4,783
    Receivables:
       Trade                                              24,374        25,020
       Other                                                  62            92
     Inventories                                          21,691        19,649
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                   1,593           958
    Prepaid expenses, and other current assets             3,379         3,266
    Deferred tax assets                                    1,248         1,248
                                                       ---------    ----------
       Total current assets                               58,797        55,016

Property, plant and equipment, at cost                    60,868        59,418
    Less: accumulated depreciation                      (30,671)       (29,466)
                                                       ----------   -----------

   Property, plant and equipment, net                     30,197        29,952

Goodwill, net                                             20,544        19,297
Other assets                                               2,159         2,103

                                                       ----------   -----------

          Total assets                                 $ 111,697    $  106,368
                                                       ==========   ===========

See accompanying Notes to Consolidated Financial Statements.   (page 1 of 2)

===============================================================================
                               CHEMFAB CORPORATION
===============================================================================
                           CONSOLIDATED BALANCE SHEETS
===============================================================================
                     (in thousands except par value amounts)
===============================================================================


                                                      September 26,    June 30,
                                                          1999            1999
                                                       (Unaudited)
Current liabilities:
    Accounts payable and accrued
         Expenses                                      $   15,935    $   14,974
    Short term borrowings                                  12,820        11,028
   Accrued income taxes                                     2,440         1,209
   Billings in excess of costs and
         estimated earnings on
         uncompleted contracts                                123           250
                                                       -----------   ----------

       Total current liabilities                           31,318        27,461
                                                       -----------   ----------


Deferred tax liabilities                                    2,051         2,051

Shareholders' equity:
    Preferred stock, par value $0.50:
       authorized - 1,000 shares,
       none issued                                              -             -
    Common stock, par value $0.10:
       authorized - 15,000 shares;
       issued 8,852 shares at September 26, 1999              885           883
       and 8,828 shares at June 30, 1999
    Additional paid-in capital                             27,081        26,829
    Retained earnings                                      72,122        69,972
    Treasury stock, at cost
        (1,196  shares at September 26, 1999
         and 1,091 at June 30, 1999)                      (20,800)      (19,012)

         Accumulated other comprehensive income              (960)       (1,816)
                                                       ------------   ---------

       Total shareholders' equity                          78,328        76,856
                                                       ------------   ---------

          Total liabilities and shareholders'          $  111,697     $ 106,368
                                                       ============   =========

See accompanying Notes to Consolidated Financial Statements. (page 2 of 2)

===============================================================================
                               CHEMFAB CORPORATION
===============================================================================
                        CONSOLIDATED STATEMENTS OF INCOME
===============================================================================
                                   (Unaudited)
                     (in thousands except par value amount)
===============================================================================

                                                  Three Months Ended
                                             ================================

                                             Sept. 26, 1999    Sept. 27, 1998

Net sales                                    $      26,038     $    25,233
Cost of sales                                       16,722          16,796
                                             --------------    --------------

Gross profit                                         9,316           8,437
Selling, general and
   administrative expenses                           5,301           4,254
Research and development                               712             860
Other expense (income)                                 153            (124)
Interest expense (income), net                          79            (103)
                                             --------------    ---------------

Income before income taxes                           3,071           3,550

Provision for income taxes                             921           1,157
                                             --------------    ----------------

Net income                                   $       2,150     $     2,393
                                             ===============   ================

Earnings per share:

   - Basic                                           $0.28           $0.31
   - Diluted                                         $0.27           $0.30

Weighted average common share outstanding:

   - Basic                                           7,702           7,816
   - Diluted                                         7,864           8,092


See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                               CHEMFAB CORPORATION
-------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                   (Unaudited)
                                 (in thousands)
-------------------------------------------------------------------------------

                                                           Three Months Ended
                                                         -----------------------
                                                         Sept. 26,     Sept. 27,
                                                           1999          1998
                                                         -----------------------


Cash flows from operating activities:

   Net income                                            $   2,150  $     2,393
   Adjustments to reconcile net income to net
     cash provided by operations:
        Depreciation                                         1,069          937
        Amortization                                           540          401
        Special Charges, non cash portion                     (630)           0
        Change in working capital:
           Receivables                                       1,261        2,619
           Inventories                                      (1,357)      (1,324)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts, net        (763)        (531)
           Prepaid expenses and other current assets          (229)        (251)
           Other assets                                       (513)        (531)
           Accounts payable and accrued expenses               979          (37)
           Accrued income taxes                              1,171          588
           Deferred tax assets and liabilities                   0           (1)
                                                         ----------  -----------

           Total adjustments                                 1,528        1,870
                                                         ----------  -----------

           Net cash provided by operations                   3,678        4,263

   Cash flows from investing activities:
        Acquisitions, net of cash acquired                  (1,236)      (6,123)
        Capital expenditures (net)                          (1,122)      (4,933)
                                                         ----------  -----------

           Net cash used in investing activities            (2,358)     (11,056)

   Cash flows from financing activities:
        Short-term borrowings (repayments), net              1,739            0
        Proceeds from exercise of stock options                254          108
        Purchase of treasury shares                         (1,788)           0
                                                         ----------  -----------

   Effect of exchange rate changes on cash                     142           54
                                                         ----------  -----------

   Net increase/(decrease) in cash and cash equivalents      1,667       (6,631)

   Cash and cash equivalents at beginning of year            4,783       11,099



   Cash and cash equivalents at end of period            $   6,450   $    4,468
                                                         =========   ===========

  Interest paid                                          $     158   $        0
  Income taxes paid                                      $      52   $      677

 See accompanying Notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                   Notes To Consolidated Financial Statements.
                               September 26, 1999
                                   (Unaudited)

Note 1 -  Significant Accounting Policies

          Principles of Consolidation:

          The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at September 26, 1999 and June 30, 1999 and the consolidated statements of income and cash flows for the three months ended September 26, 1999 and September 27, 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

          Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1999 (file no. 1-12767).

Note 2 -  Acquisitions

          On July 16, 1999, the Company completed the purchase of the capital stock of Holding Christian Cases S.A. (HCC) for $1,236,000 in net cash, including associated transaction costs. The purchase agreement also requires the payment of approximately $100,000 in each of the following two years for a non-compete agreement. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of HCC and its subsidiaries was in the fabrication and distribution of PTFE composite products in France principally purchased from Chemfab. This business is expected to continue. The acquisition of HCC resulted in the recognition of goodwill of approximately $858,000 which will be amortized over 15 years.

          In June 1999, the Company entered into an agreement to acquire UroQuest Medical Corporation (Uroquest). The Company is scheduled, subject to the completion of standard transaction contingencies, to consummate the acquisition of UroQuest in the second quarter of fiscal 2000. (See Liquidity and Capital Resources, page 11.)

Note 3 -  Debt:

          In September 1999, the Company has amended its $20,000,000 revolving credit agreement with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until December 31, 1999. The loan agreement requires that any balance outstanding will at December 31, 1999, convert into a four-year loan with a five-year amortization schedule and a lump sum payment due December 31, 2003. In connection with the planned acquisition of UroQuest, the Company is currently negotiating to replace its' existing credit facility.

Note 4 -  Inventories:

          Inventories consisted of the following:

                             Sept. 26, 1999            June 30,1999
                                           (in thousands)
          Finished Goods          $ 7,152                   7,541
          Work in Process           7,519                   6,160
          Raw Materials             7,020                   5,948
                                  -------                 -------
                                  $21,691                 $19,649
                                  =======                 =======

Note 5 -  Comprehensive Income:
          The components of comprehensive income were as follows:

                             Sept. 26, 1999            Sept. 27, 1998
                                           (in thousands)
          Net income              $ 2,150                 $ 2,393
          Foreign currency            856                     523
          translation adjustments
                                  -------                 -------
          Comprehensive income    $ 3,006                 $ 2,916
                                  =======                 =======

Note 6 -  Segment Reporting:

          The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 establishes standards for the way the Company reports information about its operating segments. The quarterly information required by SFAS No. 131 is presented below:

                           Americas     European      Other   Consolidation
                           Business     Business
                              Group        Group

Three months ended Sept. 26, 1999
Revenue from
        external customers   $15,284     $ 7,794     $2,960     $ 26,038
Intersegment sales               729         176          0          905
Operating income 1,039         1,039         194        456        1,689
Identifiable assets           59,699      47,981      4,343      112,023


Three months ended Sept. 27, 1998
Revenue from
        external customers   $16,148     $ 6,429     $2,656     $ 25,233
Intersegment sales               983         273          0        1,256
Operating income 1,364         1,364         316        297        1,977
Identifiable assets           55,505      34,570      4,402       94,477

The  following  is the  reconciliation  from Segment  Reporting to  Consolidated
Results:

                                  September 26, 1999     September 27, 1998

Revenue
Total external revenues
        for reportable segments         $23,078                 $22,577
Intersegment revenues for
        reportable segments                 905                   1,256
Other                                     2,960                   2,656
Elimination of Intersegment
        Revenue  (905)                     (905)                 (1,256)

Total consolidated revenues             $26,038                 $25,233

Operating profit
Total profit for
        reportable segment               $1,689                  $1,977
Interest charged on
        capital employed                  1,470                   1,470
Net interest (expense) income               (88)                    103

Income before income taxes               $3,071                  $3,550


Note 7  - Commitments and Contingencies:

          Various lawsuits and claims are pending or have been asserted by and against the Company, including matters previously disclosed by the Company in its Form 10-K for the year ended June 30, 1999. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings, to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2                 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                      Three Months Ended September 26, 1999

Net Sales

The Company's consolidated net sales for the three months ended September 26, 1999, the first quarter of fiscal 2000, increased 3.2% to $26,038,000 from $25,233,000 in the same quarter last year. Shipments of the Company's Engineered Products worldwide increased 14% over the year earlier period while shipments of architectural products decreased 35%. Measured in constant foreign currency rates, consolidated revenue would have increased by 3.5%.

The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants into principal geographic markets in the Americas and Architectural Product sales worldwide) decreased 5% to $15,284,000 from $16,148,000 for the same quarter last year. This sales decrease resulted from low Architectural Product sales in the quarter which declined 35% compared with the same period last year. The Architectural decline was offset by 10% growth in Engineered Product sales. It is expected that revenues from sales of Engineered Products and Architectural Products, particularly into the Americas, will remain relatively solid through the end of the fiscal year.

The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants; principal geographic markets are Europe and Africa) increased 21% to $7,794,000 from $6,429,000 in the same quarter last year. Acquisitions completed last year contributed $1,833,000 of the increased revenue in the European Business segment. Sales growth for the balance of the European Business segment is expected to continue at approximately the same rate for the remainder of the fiscal year.

Sales in our other Business segment, which includes all Engineered Product sales to the Far East and sales from the Company's High Performance Elastomer Division
(HPE) combined, increased 11% to $2,960,000 from $2,656,000 in the same quarter last year. This increase is due to a strengthening of the economy in certain Asian countries and to expansion of HPE's domestic and European markets. Revenue growth in the Asia Pacific Business segment and the High Performance Division is expected to continue at approximately this same rate through the remainder of the fiscal year.

Gross Profit Margins

Gross profit margins as a percentage of consolidated net sales increased to 35.8% for the quarter, up from 33.4% for the first quarter of last year. The increase is due to a greater proportion of high margin products and lower
Architectural sales, and the incremental gross profits from our European fabrication acquisitions.

Selling, Administrative, Research and Development Expenses

Selling, general and administrative expenses increased 25% to $5,301,000 from $4,254,000 in the same quarter last year. Increased selling, general and administration expenditures resulted from additional expenses relating to the acquisitions completed in the last fiscal year, as well as normal increases in salaries and other costs. Selling, general and administrative expenses as a percentage of sales were 20%, up from the first quarter of last year. Research and development expenses were $712,000 compared to last year's level of $860,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

Interest Expense, Net

The Company had net interest expense of $79,000 for the quarter compared to net interest income of $103,000 for the same quarter last year, largely as a result of a lower average cash balance and borrowings made to fund acquisitions.

                         Liquidity and Capital Resources

During the quarter ended September 26, 1999, the Company generated $3,678,000 of cash from operations, which was down from the same quarter of the prior year. During this same period, the Company invested $1,122,000 in property, plant and equipment additions and expended $1,788,000 for the acquisition of treasury shares. The Company also received $254,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital decreased to $27,479,000 from $27,555,000 at the end of fiscal 1999. As of September 26, 1999, the Company had an aggregated line of credit of approximately $20,000,000. As of September 26, 1999, the Company had approximately $4,369,000 available under this facility. Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 2000 and to deal with any liabilities or contingencies described in Note 7 to the Consolidated Financial Statements. The Company is scheduled, subject to the completion of standard transaction contingencies, to consummate the implementation of a new $60,000,000 unsecured credit loan facility during the second quarter of fiscal 2000. The new facility will be used to fund the UroQuest acquisition and to replace the existing credit loan facility.

                                    Year 2000

     In 1993, the Company began its program to prepare for the Year 2000 issues. The Company has made steady progress since then in addressing this computer programming challenge. The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely and effective Year 2000 compliance. The Company has generally completed the identification and assessment phase of its Year 2000 program. The Company believes that all of its major information management and operations systems are currently Year 2000 compliant.

     The Company has spent approximately $1,525,000 to become Year 2000 capable, and does not expect any additional material out-of pocket expenses to become Y2K compliant.

     The Company has also identified and been in communication with its key third party vendors and suppliers, both to determine the extent to which the Company might be vulnerable to such parties' failure to resolve their own Year 2000 issues, and to plan for the satisfactory resolution of any such contingencies. Where practicable, the Company will continue to assess and attempt to mitigate its risks with respect to the failure of its suppliers to be Year 2000 ready. The Company has surveyed its key customers, and where appropriate, made plans in light of their state of Year 2000 readiness. One contingency plan, for example, provides for the Company to continue to serve its customers through redundant manual order-entry and other systems.

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

                           Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including the integration, transition, and where appropriate, consolidation of the UroQuest transaction and other acquisitions already completed. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.

                           Part II - Other Information

ITEM 3 - Legal Proceedings

See the information under the caption "Note 7 - Commitments and Contingencies" in Notes to Consolidated Financial Statements of this Form 10Q.

ITEM 6 - Exhibits and Reports on Form 8-K

         6(a)       Exhibits

                    (27)     Financial Data Schedule

                    10b(10) Amendment No. 1 to $20,000,000 Credit Agreement by by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders.

         6(b)       Reports on Form 8-K
                    None.

                               CHEMFAB CORPORATION

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                CHEMFAB CORPORATION
                (Registrant)




                By:/S/ John W. Verbicky
                President, Chief Executive Officer and Director




                By:/S/Moosa E. Moosa
                Moosa E. Moosa
                Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)




                By:/S/ Hilary A. Arwine
                Hilary A. Arwine
                Corporate Controller
                (Principal Accounting Officer)






Date: November 10, 1999

                               CHEMFAB CORPORATION

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                CHEMFAB CORPORATION
                (Registrant)




                By:
                John W. Verbicky
                President, Chief Executive Officer and Director



                By:
                Moosa E. Moosa
                Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)




                By:
                Hilary A. Arwine
                Corporate Controller
                (Principal Accounting Officer)



Date: November 10, 1999