Form 10-Q
period 1999-12-26
CHEMFAB CORP
filed 2000-02-09
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                December 26, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X__ No _______

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       As of January 31, 2000, the Company had 7,520,207 shares of Common
                 Stock, par value $0.10 per share, outstanding.

                               CHEMFAB CORPORATION

                                      INDEX



Part I.  Financial Information                                         Page No.
                                                                       --------

     Item 1.    Financial Statements

                Consolidated Balance Sheets at
                December 26, 1999 and June 30, 1999                       3

                Consolidated Statements of Income for the
                Three Months and Six Months Ended
                December 26, 1999 and December 27, 1998                   5

                Consolidated Statements of Cash Flows for the
                Six Months Ended December 26, 1999 and
                December 27, 1998                                         6

                Notes to Consolidated Financial Statements                7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      16


Part II.  Other Information

     Item 1.   Legal Proceedings                                         20


     Item 4.   Submission of Matters to a Vote of Security Holders       20


     Item 6.   Exhibits and Reports on Form 8-K                          21


     Signatures                                                          23

                          Item I. Financial Information


                               CHEMFAB CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                     (in thousands except par value amounts)


                                                        December 26,    June 30,
                                                           1999          1999
                                                       -----------   -----------
                                                        (Unaudited)
Current assets:
    Cash and cash equivalents ......................    $   3,161     $   4,783
    Receivables:
       Trade .......................................       27,454        25,020
       Other .......................................           75            92
    Inventories ....................................       22,841        19,649
    Costs and estimated earnings in excess of
       billings on uncompleted contracts ...........        2,134           958
    Prepaid expenses, and other current assets .....        2,244         3,266
    Deferred tax assets ............................        1,248         1,248
                                                        ---------     ---------

       Total current assets ........................       59,157        55,016

Property, plant and equipment, at cost .............       61,281        59,418
    Less: accumulated depreciation .................      (30,713)      (29,466)
                                                        ---------      --------

   Property, plant and equipment, net ..............       30,568        29,952

Goodwill, net ......................................       23,103        19,297
Other assets .......................................        2,114         2,103
                                                        ---------     ---------

          Total assets .............................    $ 114,942     $ 106,368
                                                        =========     =========


See accompanying notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                     (in thousands except par value amounts)


                                                       December 26,     June 30,
                                                          1999            1999
                                                      -----------       --------
                                                      (Unaudited)
Current liabilities:
    Accounts payable and accrued
         expenses                                       $ 17,411        $ 14,974
    Short-term borrowings                                 12,632          11,028
    Accrued income taxes                                   3,000           1,209
    Billings in excess of costs and
         estimated earnings on
         uncompleted contracts
                                                              75             250
                                                        --------          ------

       Total current liabilities                          33,118          27,461
                                                        --------         -------

Other liabilities                                          1,115               -
Deferred tax liabilities                                   2,394           2,051

Shareholders' equity:
    Preferred stock, par value $0.50:
       authorized - 1,000 shares,
       none issued                                             -               -
    Common stock, par value $0.10:
       authorized - 15,000 shares;
       issued 8,884 at December 26, 1999
       and 8,828 shares at June 30, 1999                     888             883
    Additional paid-in capital                            27,468          26,829
    Retained earnings                                     75,176          69,972
    Treasury stock, at cost
        (1,365 shares at December 26, 1999
         and 1,091 at June 30, 1999)                     (23,464)       (19,012)
     Accumulated other comprehensive income               (1,753)        (1,816)
                                                         -------        -------

       Total shareholders' equity                         78,315         76,856
                                                         -------         ------


          Total liabilities and shareholders' equity    $114,942       $106,368
                                                         =======        =======


See accompanying notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands except per share data)


                                    Three Months Ended        Six Months Ended
                                  ---------------------     --------------------
                                   Dec. 26,    Dec. 27,    Dec. 26,     Dec. 27,
                                    1999         1998        1999         1998
                                   -------      ------      ------       -------

Net sales                         $31,109     $ 27,892    $57,147       $53,125
Cost of sales                      20,381       18,430     37,103        35,226
                                   ------      -------     ------        ------

Gross profit                       10,728        9,462     20,044        17,899
Selling, general and
   administrative expenses          5,496        5,070     10,797         9,324
Research and development              869          796      1,581         1,656
Other expense (income)                (41)         (36)       112          (160)
Interest expense (income), net         40          (25)       119          (128)
                                  -------     --------      -----         -----

Income before income taxes          4,364        3,657      7,435         7,207

Provision for income taxes          1,310        1,149      2,231         2,306
                                  -------       ------      -----         -----

Net income                       $  3,054     $  2,508   $  5,204      $  4,901
                                   ======      =======    =======      ========

Earnings per share:
   - Basic                          $0.40        $0.32      $0.68         $0.63
   - Diluted                        $0.40        $0.31      $0.67         $0.61

Weighted average common share
  outstanding:
   - Basic                          7,597        7,839      7,648         7,828
   - Diluted                        7,726        8,087      7,795         8,096



See accompanying notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Amount in thousands)

                                                                      Six Months Ended
                                                                     Dec. 26,   Dec. 27,
                                                                       1999       1998
                                                                       ----       ----
Cash flows from operating activities:
    Net income .................................................   $  5,204    $  4,901
    Adjustments to reconcile net income to net cash
       provided by operations:
         Depreciation and amortization .........................      3,312       2,731
         Special charges, cash payments ........................     (1,153)         -
         Change in working capital:
             Receivables .......................................     (2,000)     (1,276)
             Inventories .......................................     (2,267)     (9,938)
             Costs and estimated earnings in excess of billings
               on uncompleted contracts, net ...................     (1,351)     (1,539)
             Prepaid expenses and other current assets .........       (617)       (527)
             Accounts payable and accrued expenses .............      2,398       5,349
             Income taxes ......................................      1,777         545
             Deferred tax assets and liabilities ...............        343          -
         Other assets ..........................................       (309)       (521)
                                                                   --------    --------
                     Total adjustments .........................        133      (5,176)
                                                                   --------    --------
             Net cash (used in) provided by operating activities      5,337        (275)
                                                                   --------    --------

Cash flows from investing activities:
    Acquisitions, net of cash acquired .........................     (2,481)     (6,237)
    Capital expenditures, (net) ................................     (2,505)     (8,344)
                                                                   --------    --------
             Net cash used in investing activities .............     (4,986)    (14,581)
                                                                   --------    --------

Cash flows from financing activities:
    Short-term borrowings ......................................      1,756       6,003
    Proceeds from exercise of stock options ....................        645         964
    Purchase of treasury shares ................................     (4,452)       (689)
                                                                   --------    --------
            Net cash provided by (used in) financing activities      (2,051)      6,278
                                                                   --------    --------

Effect of exchange rate changes on cash ........................         78         143
                                                                   --------    --------

Net decrease in cash and cash equivalents ......................     (1,622)     (8,435)

Cash and cash equivalents at beginning of year .................      4,783      11,099
                                                                   --------    --------

Cash and cash equivalents at end of period .....................   $  3,161    $  2,664
                                                                   ========    ========

Interest paid ..................................................   $    287    $     33
Income taxes paid ..............................................   $    319    $  1,844
See accompanying notes to the Consolidated Financial Statements

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                December 26, 1999


Note 1 - Significant Accounting Policies:

         Principles of Consolidation:

         The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at December 26, 1999 and June 30, 1999, and the consolidated statements of income and cash flows for the three months and six months ended December 26, 1999 and December 27, 1998. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1999 (file no. 1-12767).

Note 2 - Acquisitions:

         During fiscal 1999, the Company completed the purchase of the business assets and assumed certain liabilities (principally inventory, accounts receivable, equipment, certain liabilities and accounts payable, accruals and intangibles) of Vdb/hi-tex Technische Gewebe GmbH (Vdb), Breitenborn GmbH and Synthetica W. Muller GmbH & Co. (collectively the "German Acquisitions") for approximately $12,368,000 in cash, including associated transaction costs. These acquisitions were accounted for using the purchase method of accounting. Prior to the acquisitions, each of the entities' main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. These businesses are expected to continue. The acquired operations' primary markets are in Germany and Eastern European countries. These acquisitions resulted in the recognition of goodwill
         of   approximately   $11,825,000   that  is  being   amortized   on  a
         straight-line basis over the estimated useful life of 15 years.

         The following are the Company's unaudited pro forma results for fiscal 2000 and 1999, assuming the German Acquisitions occurred at the beginning of the fiscal year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                December 26, 1999


Note 2 - Acquisitions (continued):

                                     Three Months Ended       Six Months Ended
                                    -------------------      ------------------
                                    Dec. 26,    Dec. 27,     Dec. 26,   Dec. 27,
                                     1999         1998        1999        1998
                                     ----         ----        ----        ----

         Net sales                  $31,109     $29,685     $57,147     $57,780
         Net income                   3,054       2,567       5,204       5,084
         Diluted income per share     $0.40       $0.32       $0.67       $0.63

         On July 16, 1999, the Company completed the purchase of the capital stock of Holding Christian Cases S.A. (HCC) for $1,236,000 in net cash, including associated transaction costs. The purchase agreement also requires the payment of approximately $100,000 in each of the following two years for a non-compete agreement. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of HCC and its subsidiaries was in the fabrication and distribution of PTFE composite products in France principally purchased from Chemfab. This business is expected to continue. The acquisition of HCC resulted in the recognition of goodwill of approximately $858,000, that will be amortized over 15 years.

         On September 27, 1999, the Company completed the purchase of the PTFE business of CTF LTDA, formerly operating as Taconic Glasslon (Taconic), for $1,769,000 in cash, including associated transaction costs plus the payment of $600,000 in aggregate over the current year and ensuing five years. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of Taconic was the manufacture, fabrication and distribution of PTFE composite products in Brazil. This business is expected to continue. The acquisition of Taconic resulted in the recognition of goodwill of approximately $1,971,000 that will be amortized over 15 years.

         On November 10, 1999, the Company completed the purchase of certain business assets and assumed certain liabilities of Orvim for approximately $1,080,000 in cash. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of Orvim was in the fabrication and distribution of PTFE composites produced in Italy principally purchased from Chemfab. The business is expected to continue. The allocation of the purchase price has not yet been completed.

         On December 27, 1999, the Company completed the purchase of UroQuest Medical Corporation (UroQuest). This acquisition was completed after the end of the Company's second quarter, and is therefore not reflected in these financial statements. The Company acquired all of the outstanding capital stock of UroQuest in a cash merger for approximately $29,000,000 including associated transaction costs. The Company used the proceeds of its new borrowing agreement to fund the

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                December 26, 1999



Note 2 - Acquisitions (continued):

          acquisition (see Note 3). UroQuest through its wholly-owned subsidiary, Bivona Medical Technologies, designs, manufactures and markets proprietary disposable silicone elastomer products and silicone elastomer components used in products serving the healthcare and personal care industry, and is a market leader in the design and manufacture of silicone elastomer products for airway management applications. The allocation of the purchase price has not yet been completed.

Note 3 - Debt:


         During November 1999, the Company entered into a five-year revolving credit facility with a group of four United States commercial banks. Under the terms of the agreement the Company has a $30,000,000 term loan and a $30,000,000 unsecured revolving credit facility, which expire on December 31, 2004. Thereafter the revolving credit facility may be extended for each of the next two years subject to the approval by all lenders. Borrowing under these facilities can be, at the election of the Company, in dollars or Euros. The interest rate is based on the appropriate LIBOR or EURIBOR interest rate plus a spread between 100 and 150 basis points, based on the Company's trailing four quarter EBITDA to debt ratio. The term loan requires $1,500,000 quarterly principal payments over five years. At December 26, 1999, the amount outstanding under the revolving credit facility was $12,632,000.

         On December 27, 1999, the Company borrowed $30,000,000 under the term loan in connection with its acquisition of UroQuest (see Note 2). This borrowing was completed after the end of the Company's second quarter, and is therefore not reflected in these financial statements.

         The credit facility contains various financial and other covenants including maintenance of minimum levels of tangible net worth, cash flow coverage, the ratio of debt to equity and the ratio of indebtedness for borrowed money to capitalization. The loan agreement also contains various other restrictions including restrictions on additional debt and dividend payments.

         In September 1999, the Company amended its $20,000,000 revolving credit agreement with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the amended agreement, the Company had available a $20,000,000 unsecured credit facility until December 31, 1999. The loan agreement required that any balance outstanding would at December 31, 1999, convert into a four-year loan with a five-year amortization schedule and a lump sum partial payment due December 31, 2003. This loan was fully repaid as of December 1999 and this loan agreement was cancelled.

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                December 26, 1999



Note 4 - Inventories:

         Inventories consisted of the following:

                              December 26, 1999               June 30, 1999
                              -----------------               -------------
                                               (in thousands)

        Finished goods          $ 8,387                          $ 7,541
        Work in process           7,485                            6,160
        Raw materials             6,969                            5,948
                                 ------                           ------
                                $22,841                          $19,649
                                 ======                           ======


Note 5 -  Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                      Dec. 26,   Dec. 27,   Dec. 26,  Dec. 27,
                                        1999       1998       1999      1998
                                        ----       ----       ----      ----
                                                   (in thousands)
Numerator:
Net income for both basic and
  diluted earnings per share ...     $3,054   $2,508         $5,204   $4,901
                                      ------   ------         ------   -----
Denominator:
Denominator for basic earnings
  per share - weighted average
  outstanding shares ...........      7,597    7,839          7,648    7,828
Effect of dilutive securities:
  Stock options to employees
    and directors ..............        129      248            147      268
                                      ------   ------         -----    -----
Denominator for diluted earnings
  per share ....................      7,726    8,087          7,795    8,096
                                     ------   ------         ------    -----
Net income per share:
  -  Basic                           $ 0.40   $ 0.32         $ 0.68   $ 0.63
                                     ------   ------          -----    -----
  -  Diluted                         $ 0.40   $ 0.31         $ 0.67   $ 0.61
                                      -----    -----          -----    -----

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                December 26, 1999



Note 6 - Comprehensive Income:

         The components of comprehensive income were as follows:

                                         Three Months Ended     Six Months Ended
                                         ------------------     ----------------
                                         Dec. 26,   Dec. 27,  Dec. 26,  Dec. 27,
                                           1999      1998        1999     1998
                                           ----      ----        ----     ----
                                                      (in thousands)

         Net income                       $3,054    $2,508     $5,204    $4,901
         Foreign currency
            translation adjustments         (793)     (127)        63       396
                                          ------    ------     -------   ------
         Comprehensive income             $2,261    $2,381      $5,267   $5,297
                                           =====     =====       =====    =====


Note 7 - Segment Reporting:

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS No. 131 establishes standards for the way the Company reports information about its operational segments.

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

     The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements included in the Chemfab Corporation Annul Report on Form 10-K for the year-ended June 30, 1999. The Company evaluates the performance of its operating segments based on income before income taxes and after applying

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                December 26, 1999



Note 7 - Segment Reporting (continued):

     a charge for capital employed by the segment. The charge for capital employed is based on an established rate and on capital employed as defined by the Company and not a measure as defined by generally accepted accounting principles. Accordingly, the Company has reconciled below to its consolidated results corporate related items have been allocated to the business segments based on revenues of the segment.

     The  geographic   distributions  of  the  Company's   identifiable  assets,
     operating income and revenues are summarized in the following table:

                                      Americas  European
                                      Business  Business
                                      Group     Group      Other  Consolidation
                                      -----     -----      -----  -------------
                                                  (in thousands)
Three months ended Dec. 26, 1999:
Revenue from external customers .   $ 18,499   $  9,231   $  3,379   $ 31,109
Intersegment sales ..............      1,356        297          0      1,653
Operating income ................      1,532        593        712      2,837
Identifiable assets .............     62,813     48,598      3,531    114,942

Three months ended Dec. 27, 1998:
Revenue from external customers .   $ 16,930   $  8,439   $  2,523   $ 27,892
Intersegment sales ..............      1,412        256          0      1,668
Operating income ................        822        814        338      1,974
Identifiable assets .............     63,317     40,028      4,663    108,008

Six months ended Dec. 26, 1999:
Revenue from external customers .   $ 33,783   $ 17,025   $  6,339   $ 57,147
Intersegment sales ..............      2,086        473          0      2,559
Operating income ................      2,599        750      1,176      4,525
Identifiable assets .............     62,813     48,598      3,531    114,942

Six months ended Dec. 27, 1998:
Revenue from external customers .   $ 33,076   $ 14,869   $  5,180   $ 53,125
Intersegment sales ..............      2,395        529          0      2,924
Operating income ................      2,186      1,130        635      3,951
Identifiable assets .............     63,317     40,028      4,663    108,008

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                December 26, 1999



Note 7 - Segment Reporting (continued):

The  following  is the  reconciliation  from Segment  Reporting to  Consolidated
Results:

                                         Three Months Ended       Six Months Ended
                                         ------------------       ----------------
                                         Dec. 26,   Dec. 27,      Dec. 26,  Dec. 27,
                                           1999       1998         1999       1998
                                         --------  --------      --------    ------
                                                        (in thousands)
Revenue
Total external revenues
   for reportable segments .........   $ 27,730    $ 25,368    $ 50,813    $ 47,945
Intersegment revenues for reportable
   segments ........................      1,653       1,668       2,559       2,924
Other ..............................      3,379       2,524       6,334       5,180
Elimination of Intersegment
   Revenue .........................     (1,653)     (1,668)     (2,559)     (2,924)
                                       --------    --------    --------    --------
Total consolidated revenues ........   $ 31,109    $ 27,892    $ 57,147    $ 53,125
                                       ========    ========    ========    ========

Operating profit
Total profit for reportable segment    $  2,837    $  1,974    $  4,525    $  3,951
Interest charged on capital employed      1,567       1,658       3,029       3,128
Net interest (expense) income ......        (40)         25        (119)        128
                                       --------    --------    --------    --------
Income before income taxes .........   $  4,364    $  3,657    $  7,435    $  7,207
                                       ========    ========    ========    ========

Note 8 - Special Charge

The Company booked a special pre-tax charge in fiscal year 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The remaining accrual balance as of December 26, 1999 was as follows:

                                               Accrued          Restructuring
                                               Amounts          Charge As of
                                 Charge     Utilized to Date   December 26, 1999
                                 ------     ----------------   -----------------
                                                      (in thousands)
Employee termination and
   severance costs              $1,213          $  540              $  673
Exit costs                       1,128             618                 510
Write downs - noncash              853             853                   -
Market agreement costs             792             792                   -
                                 -----           -----               -----
                                $3,986          $2,803              $1,183
                                 =====           =====               =====

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                December 26, 1999



Note 9 - Commitments and Contingencies:

     The Company acquired UroQuest on December 27, 1999 (See Note 2). On October 7, 1999, UroQuest received notice that it was being sued, along with others, in the District Court of Hidalgo County, Texas, 92nd District, for alleged product liability in connection with the death of a young girl. The action has been brought by the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint, and based on discovery to date, is defending itself vigorously. The Company does not believe that the disposition of this matter, to the extent not covered by insurance, will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that UroQuest will not experience other material litigation with respect to the operation of its business.

     Various other lawsuits and claims are pending or have been asserted by and against the Company, including matters previously disclosed by the Company in its Annual Report on Form 10-K for the year ended June 30, 1999. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations.

Note 10 - Euro Currency:

     On January 1, 1999 eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, goods and services may be paid for by using either the Euro or the participating country's local currency.

     Transitioning to the Euro creates a number of issues for the Company including pricing policies, financial contracts, conversion of accounting systems, conversion of bank accounts and other treasury and cash management activities.

     The Company had previously used the Pound Sterling as the functional currency for its U.K. and Irish operations. Its German and Spanish operations have used the local currency as its functional currency. The reporting currency of the Company has always been the U.S. dollar.

     The Company's Irish operation used the Pound Sterling as its functional currency because it was the primary economic environment in which it operated.

     Ireland decided to adopt the Euro as its common legal currency, the Company moved to requiring its vendors, for its Irish operation, to invoice goods and services in the Euro currency or a participating local currency. The Company generally prices its products from the Irish operations in the Euro.

     As a result of these changes, effective July 1, 1999, the Company has adopted the Euro as the functional currency for its Irish operation. The Company has not to re-measured reported financial statements of prior periods, because the Euro did not exist prior to January 1, 1999. The Company's U.K. operation continues to use the Pound Sterling as its functional currency. The choice of the functional currency of the Comany's Irsh operations to the Euro is not expected to have a significant impact on the financial condition or results of operations of the Company.

Item II              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                      Three Months Ended December 26, 1999


Net Sales
---------

The Company's consolidated sales for the three months ended December 26, 1999, the second quarter of fiscal 2000, increased 11.5% to $31,109,000 from $27,892,000 in the same quarter last year. Shipments of the Company's Engineered Products worldwide increased 5.5% over the year earlier period while shipments of architectural products increased 40.3%. Measured in constant foreign currency rates, consolidated revenue would have increased by 13.9%. It is expected that revenues for the remainder of the year, after excluding the impact of the $16,631,000 sales of Tent City material in the third quarter of fiscal 1999, will continue to grow strongly in the aggregate.

The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants into principal geographic markets in the Americas and Architectural Product sales worldwide) increased 9.3% to $18,499,000 from $16,930,000 for the same quarter last year. This sales increase resulted from higher Architectural Product sales in the quarter which increased 40.3% compared with the same period last year.

The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants; principal geographic markets are Europe and Africa) increased 9.4% to $9,231,000 from $8,439,000 in the same quarter last year. Acquisitions completed last year contributed $1,019,000 of the increased revenue in the European Business segment. Measured in constant foreign currency rates, European Business segment sales would have increased by 18.8%.

Sales in the Company's Other Business segment, which includes all Engineered Product sales to the Far East and sales from the Company's High Performance Elastomer (HPE) Division combined, increased 34.0% to $3,379,000 from $2,523,000 in the same quarter last year. This increase was due to a strengthening of the economy in certain Asian countries, a strong currency and expansion of HPE's domestic and European markets.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated sales were 34.5% for the quarter, up from 33.9% for the second quarter of last year. The Company increased its gross margin percentage as a result of manufacturing efficiencies and a net favorable product mix.

Selling, Administrative, Research and Development Expenses
----------------------------------------------------------

Selling, general and administrative expenses increased 8.4% to $5,496,000 from $5,070,000 in the same quarter last year. This increase resulted from the combined effects of the higher cost structure in place (including goodwill amortization), to support the Company's newly acquired business in Germany, France and Brazil. Selling, general and administrative expenses as a percentage of sales was 17.7%, down slightly from the second quarter of last year.

Research and development expenses were $869,000 compared to last year's level of $796 ,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities.

Interest Expense, Net
---------------------

The Company had net interest expense of $40,000 for the quarter compared to net interest income of $25,000 for the same quarter last year, largely as a result of lower average cash balances and borrowings made to fund acquisitions.

Subsequent Event
----------------

On December 27, 1999, subsequent to the close of the second fiscal 2000 quarter, the Company completed the purchase of UroQuest Medical Corporation. For information relating to this acquisition and the related borrowings see Notes 2 and 3 of the accompanying Financial Statements.

                       Six Months Ended December 26, 1999
                       ----------------------------------

Net Sales
---------

The Company's consolidated sales for the six months ended December 26, 1999, the first half of fiscal 2000, increased 7.6% to $57,147,000 from $53,125,000 over the same period last year. Shipments of the Company's Engineered Products worldwide increased 9.3% over the year earlier while shipments of architectural products remained flat. Measured in constant foreign currency rates, consolidated revenue would have increased by 9.6%.

The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants into principal geographic markets in the Americas and Architectural Product sales worldwide) increased 2.1% to $33,783,000 from $33,076,000 for the same period last year. This sales increase resulted from higher Engineered Product sales.

The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants; principal geographic markets are Europe and Africa) increased 14.5% to $17,025,000 from $14,869,000 in the same period last year. Acquisitions completed last year contributed $2,797,000 of the increased revenue in the European Business segment. Measured in constant foreign currency rates, sales for the European Business segment would have increased 23.6%.


Net Sales (continued)
---------------------

Sales in the Company's Other Business segment, which includes all Engineered Product sales to the Far East and sales from the Company's High Performance Elastomer (HPE) Division combined, increased 22.4% to $6,339,000 from $5,180,000 in the same period last year. This increase is due to a strengthening of the economy in certain Asian countries, a strong currency and to expansion of HPE's domestic and European markets.

Gross Profit Margins
--------------------

Gross profit margins as a percentage of consolidated sales were 35.1% for the six months ended December 26, 1999, up from 33.7% last year. This increase was due to a higher margin contribution from the acquisitions and favorable product mix.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased 15.8% to $10,797,000 from $9,324,000 in the same period last year. Increased selling, general and administration expenditures resulted from the effects of the higher cost structure in place (including goodwill amortization) to support the Company's newly acquired businesses in Germany, France, and Brazil. Selling, general and administrative expenses as a percentage of sales were 19%, up slightly from last year's level of 18%.

Research and Development Expenses
---------------------------------

Research and development expenses were $1,581,000 compared to last year's level of $1,656,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

Other (Income) Expense
----------------------

The Company had net other expense of $112,000 for the six months ended December 26, 1999, principally due to the streamlining of the European manufacturing operations. Other income in the year-earlier period mainly comprised currency gains.

Interest Income
---------------

The Company had net interest expense of $119,000 for the six months ended December 26, 1999 compared to net interest income of $128,000 for the same period last year. The decrease is the result of a lower average cash balance and interest expense associated with bank debt incurred to fund the acquisitions.

                         Liquidity and Capital Resources

During the six months ended December 26, 1999, the Company generated $5,337,000 of cash from operations, up from $275,000 of cash utilized in the same period of the prior year. Also, during the six months ended December 26, 1999, the Company invested $2,505,000 in property, plant and equipment additions, and expended $4,452,000 to repurchase stock under its share repurchase program. The Company also received $645,000 in cash proceeds and related tax benefits from the exercise of stock options during this period.

Working capital decreased to $26,039,000 from $27,555,000 at the end of fiscal 1999. As of December 26, 1999, the Company had a line of credit of approximately $30,000,000 and a term loan facility of approximately $30,000,000 under its borrowing facilities. As of December 26, 1999, the Company had approximately $47,368,000 available under these facilities.

On December 27, 1999 (after the end of the Company's fiscal quarter), the Company borrowed $30,000,000 under the term loan for the UroQuest acquisition (see Note 2 and 3 of the accompanying Financial Statements). Following the completion of the UroQuest acquisition the Company's had approximately $17,368,000 available under these facilities.

Management believes that the combination of cash on hand, cash expected to be generated from operations, and available credit facilities will be adequate to finance operations during fiscal 2000 and to deal with any contingencies described in Note 9 to the Consolidated Financial Statements.

                           Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from those projected or suggested due to certain risks and uncertainties, including the integration, and where appropriate, consolidation of the UroQuest transaction and other acquisitions already completed. Additional information concerning certain risks and uncertainties that could cause results to differ materially from those projected or suggested is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 which has been filed with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date of this filing, and the Company cautions readers not to place undue reliance on such statements.

                                    Year 2000

In 1993, the Company began its program to prepare for the Year 2000 issues. The Company made steady progress since then in addressing this computer programming challenge, and spent approximately $1,525,000 to become Year 2000 compliant. The Company believes that all of its major information management and operations systems are currently Year 2000 compliant.

The Company had continuing discussions with its key vendors and customers about contingency plans for operational, systems and infrastructure failures resulting from the Year 2000 problem. The Company developed its own internal contingency plans to address any impacts of the Year 2000 problem on the Company's business, financial condition or results of operation.

The Company's internal computer systems and software were unaffected by the date changeover. The Company's customer-related computer systems and databases, including those managed by third parties, operated as expected. The Company's operations, including interconnection with various networks and systems operated by third parties, also were unaffected by the date changeover.

While no Year 2000 related disruptions have been experienced to date, there are some remaining Year 2000 risks. Based on currently available information, management believes that Year 2000 related disruptions or other problems, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

                           Part II. Other Information
                           --------------------------

Item 1.    Legal Proceedings
----------------------------

     The Company acquired UroQuest on December 27, 1999 (See Note 2). On October 7, 1999, UroQuest received notice that it was being sued, along with others, in the District Court of Hidalgo County, Texas, 92nd District, for alleged product liability in connection with the death of a young girl. The action has been brought by the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint, and based on discovery to date, is defending itself vigorously. The Company does not believe that the disposition of this matter, to the extent not covered by insurance, will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that UroQuest will not experience other material litigation with respect to the operation of its business.

     Various other lawsuits and claims are pending or have been asserted by and against the Company, including matters previously disclosed by the Company in its Annual Report on Form 10-K for the year ended June 30, 1999. Although the outcome of such matters cannot be predicted with certainty and some lawsuits or claims may be disposed of unfavorably to the Company, management believes that the disposition of its current legal proceedings to the extent not covered by insurance, will not have a material adverse effect on the Company's financial condition and results of operations


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     On October 26, 1999, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following three proposals:

Item 4.    Submission of Matters to a Vote of Security Holders (continued)
-------    ---------------------------------------------------


     (1) A proposal to elect seven directors to serve for a one-year term and until their respective successors have been duly qualified and elected.

     (2)  A proposal to adopt and approve the 1999 Stock Option Plan.

     (3) A proposal to ratify the appointment of Ernst & Young LLP as the independent auditor for the Company for the fiscal year ending June 30, 2000.

     Results with respect to the voting on each of the above proposals were as follows:

     Proposal 1:
     -----------

     Directors                    For      Withhold Authority       Abstentions
     ---------                    ---      ------------------       -----------

     Paul M. Cook             6,571,179         24,955                   0
     Warren C. Cook           6,571,179         24,955                   0
     Robert E. McGill III     6,571,179         24,955                   0
     James E. McGrath         6,571,179         24,955                   0
     Duane C. Montopoli       6,571,179         24,955                   0
     Nicholas Pappas          6,571,179         24,955                   0
     John W. Verbicky         6,571,179         24,955                   0

     Proposal 2:
     -----------
                                  For       Withhold Authority      Abstentions
                                  ---       ------------------      -----------

                              3,933,388         566,377               389,735
     Proposal 3:
     -----------
                                  For       Withhold Authority      Abstentions
                                  ---        -----------------      -----------

                              6,578,969          14,050                 3,115

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits
          --------


          10b(10) Amendment No. 1 to $20,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders, as filed with the Company's Quarterly Report on Form 10-Q for the period ending September 26, 1999.

-------  --------------------------------


          10b(11) $60,000,000 Credit Agreement by and between Chemfab Corporation as borrower and Brown Brothers Harriman, Fleet Bank NH, Citizens Bank New Hampshire and Bank of New Hampshire, as filed with the Company's Current Report on Form 8-K on January 11, 2000.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          The Company filed a Current Report Form 8-K on January 11, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CHEMFAB CORPORATION




Date: February 9, 2000                      / John W. Verbicky
                                            ------------------
                                            John W. Verbicky, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: February 9, 2000                      /s/ Moosa E. Moosa
                                            ------------------
                                            Moosa E. Moosa
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

 Date: February 9, 2000                     /s/ Hilary A. Arwine
                                            --------------------
                                            Hilary A. Arwine
                                            Corporate Controller
                                            (Principal Accounting Officer)