Form 10-Q
period 2000-03-26
CHEMFAB CORP
filed 2000-05-10
CIK 725813

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000
                                       or

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

As of May 1, 2000, the Company had 7,463,357 shares of Common Stock, par value $0.10 per share, outstanding.

                               CHEMFAB CORPORATION

                                      INDEX




Part I.  Financial Information                                        Page No.
                                                                      --------

         Item 1.   Financial Statements

                   Consolidated Balance Sheets at
                   March 26, 2000 and June 30, 1999                      3

                   Consolidated Statements of Income for the
                   Three Months and Nine Months Ended
                   March 26, 2000 and March 28, 1999                     5

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended March 26, 2000 and
                   March 28, 1999                                        6

                   Notes to Consolidated Financial Statements            7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  16
                    -----------------------------------


Part II.  Other Information


         Item 1.    Legal Proceedings                                  20
                    -----------------

         Item 5.    Other Matters                                      20
                    -------------

         Item 6.    Exhibits and Reports on Form 8-K                   21
                    --------------------------------

         Signatures                                                    22

Part I - Financial Information
                               CHEMFAB CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Page 1 of 2)
                           ---------------------------
                    (in thousands, except par value amounts)


                                                    March 26,         June 30,
                                                     2000              1999
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                     $   7,092          $   4,783
   Receivables:
     Trade                                          31,052             25,020
     Other                                             294                 92
   Inventories                                      25,899             19,649
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               1,509                958
   Prepaid expenses, and other current assets        1,872              3,266
   Deferred tax assets                               1,668              1,248
                                                  --------           ---------

         Total current assets                       69,386             55,016

   Property, plant and equipment, at cost           64,889             59,418
     Less:  accumulated depreciation               (31,568)           (29,466)
                                                 ---------          ---------

     Property, plant and equipment, net             33,321             29,952

   Goodwill, net                                    34,682             19,297
   Other assets, principally intangibles             8,367              2,103
   Deferred tax assets                               1,716                  -
                                                 ---------          ---------

         Total assets                             $147,472           $106,368
                                                   =======            =======




See accompanying Notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Page 2 of 2)
                           ---------------------------
                    (in thousands, except par value amounts)


                                                       March 26,      June 30,
                                                         2000           1999
                                                         ----           ----
                                                     (Unaudited)
Current liabilities:
   Accounts payable and accrued expenses             $  19,322       $  14,974
   Short-term borrowings                                19,441          11,028
   Accrued income taxes                                  2,578           1,209
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     73             250
                                                    ----------       ---------

         Total current liabilities                      41,414          27,461
                                                    ----------        --------
   Long term debt                                       24,000               -
   Other liabilities                                       856               -
   Deferred tax liabilities                              2,394           2,051

   Shareholders' equity:
     Preferred stock, par value $0.50:
       authorized - 1,000 shares, none issued                -               -
     Common stock, par value $0.10:
       authorized - 15,000 shares; issued 8,885 at
       March 26, 2000 and 8,828 shares at
       June 30, 1999                                       888             883
     Additional paid-in capital                         27,621          26,829
     Retained earnings                                  76,915          69,972
     Treasury stock, at cost (1,397 shares at
       March 26, 2000 and 1,091 at
       June 30, 1999)                                  (23,932)        (19,012)
     Accumulated other comprehensive income             (2,684)         (1,816)
                                                     ---------       ---------

       Total shareholders' equity                       78,808          76,856
                                                      --------        --------

         Total liabilities and shareholders' equity   $147,472        $106,368
                                                       =======         =======





See accompanying Notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                              Three Months Ended          Nine Months Ended
                             -------------------       ----------------------
                             March 26,    March 28,     March 26,    March 28,
                                2000        1999          2000        1999
                            ----------- -----------   ----------   -----------
Net sales                  $   33,942  $   44,457    $   91,089    $     97,581
Cost of sales                  22,152      30,734        59,255          65,958
                               ------      ------        ------      ----------

Gross profit                   11,790      13,723        31,834          31,623
Selling, general and
   administrative expenses      7,150       7,328        17,947          16,653
Research and development        1,353       1,273         2,934           2,930
Other expense (income)             86          78           198             (82)
Interest expense, net             717         360           836             231
                                  ---    --------          ----        --------

Income before income taxes      2,484       4,684         9,919          11,891

Provision for income taxes        745       1,449         2,976           3,755
                                  ---       -----        ------        --------

Net income                 $    1,739   $   3,235    $    6,943     $     8,136
                                =====       =====        ======        ========

Earnings per share:
   - Basic                      $0.23       $0.41         $0.91           $1.04
   - Diluted                    $0.23       $0.40         $0.90           $1.01

Weighted average common
shares outstanding:
   - Basic                      7,506       7,819         7,604           7,822
   - Diluted                    7,607       8,034         7,736           8,069




See accompanying Notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                          Nine Months Ended
                                                          -----------------
                                                          Mar. 26,   Mar. 28,
                                                           2000        1999
Cash flows from operating activities:
   Net income                                            $ 6,943     $  8,136
   Adjustments to reconcile net income to net cash
    provided by operations:
        Depreciation and amortization                      5,308        4,306
        Special charges, cash payments                    (1,533)           -
        Compensation from stock option grants                142            -
        Change in working capital:
           Receivables                                    (2,763)         775
           Inventories                                    (2,026)      (2,397)
           Costs and estimated earnings in excess
             of billings on uncompleted contracts, net      (790)        (682)
           Prepaid expenses and other current assets         (96)      (2,577)
           Accounts payable, accrued expenses and          2,139       (1,658)
             other current liabilities
           Income taxes                                    1,361          703
           Deferred tax assets and liabilities               343           59
        Other assets                                        (584)        (219)
        Other liabilities                                    856            -
                                                        --------      -------
           Total adjustments                               2,357       (1,690)
                                                        --------      -------

          Net cash provided by operating activities        9,300        6,446
                                                        --------      -------
   Cash flows from investing activities:
        Acquisitions, net of cash acquired               (31,287)      (9,420)
        Capital expenditures (net)                        (4,191)      (9,052)
                                                        --------      -------
           Net cash used in investing activities         (35,478)     (18,472)
                                                        --------      -------
   Cash flows from financing activities:
        Net advances (payments) on lines-of-credit         2,756        5,524
        Proceeds from term loan                           30,000            -
        Proceeds from exercise of stock options              656        1,236
        Purchase of treasury shares                       (4,920)      (2,408)
                                                        --------      -------

           Net cash provided by financing activities      28,492        4,352
                                                        --------      -------
   Effect of exchange rate changes on cash                    (5)         (49)
                                                        --------      -------

   Net increase(decrease) in cash and cash equivalents     2,309       (7,723)

   Cash and cash equivalents at beginning of year          4,783       11,099
                                                        --------      -------

   Cash and cash equivalents at end of period          $   7,092     $  3,376
                                                        ========      =======

   Interest paid                                       $    303      $    434
   Income taxes paid                                   $  1,585      $  2,366


See accompanying Notes to Consolidated Financial Statements.

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 26, 2000


Note 1 - Significant Accounting Policies:

         Principles of Consolidation:

         The consolidated financial statements of Chemfab Corporation (the Company) included in this report reflect all adjustments (consisting of only normally recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position at March 26, 2000 and June 30, 1999, and the consolidated statements of income and cash flows for the three months and nine months ended March 26, 2000 and March 28, 1999. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

         Certain notes and other information have been condensed or omitted from these interim financial statements. The statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Chemfab Corporation Annual Report on Form 10-K for the year ended June 30, 1999 (file no. 1-12767).

Note 2 - Acquisitions:

         During fiscal 1999, the Company completed the purchase of the business assets and assumed certain liabilities (principally inventory, accounts receivable, equipment, certain liabilities and accounts payable, accruals and intangibles) of Vdb/hi-tex Technische Gewebe GmbH (Vdb), Breitenborn GmbH and Synthetica W. Muller GmbH & Co. (collectively the "German Acquisitions") for approximately $12,368,000 in cash, including associated transaction costs. These acquisitions were accounted for using the purchase method of accounting. Prior to the acquisitions, each of the entities' main business was in the fabrication and distribution of PTFE composite products principally purchased from Chemfab. These businesses are expected to continue. The acquired operations' primary markets are in Germany and Eastern European countries. These acquisitions resulted in the recognition of goodwill of approximately $11,825,000 which is being amortized on a straight-line basis over the estimated useful life of 15 years.

         On July 16, 1999, the Company completed the purchase of the capital stock of Holding Christian Cases S.A. (HCC) for $1,236,000 in net cash, including associated transaction costs. The purchase agreement also requires the payment of approximately $100,000 in each of the following two years for a non-compete agreement. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of HCC and its subsidiaries was in the fabrication and distribution of PTFE composite products in France principally purchased from Chemfab. This business is expected to continue. The acquisition of HCC resulted in the recognition of goodwill of approximately $858,000, which is being amortized on a straight-line basis over the estimated useful life of 15 years.

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 26, 2000


Note 2 - Acquisitions (continued):

         On September 27, 1999, the Company completed the purchase of the business of CTF LTDA, formerly operating as Taconic Glasslon (Taconic), for $1,769,000 in cash, including associated transaction costs plus the payment of $600,000 in aggregate over the next six years. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of Taconic was the manufacture, fabrication and distribution of PTFE composite products in Brazil. This business is expected to continue. The acquisition of Taconic resulted in the recognition of goodwill of approximately $1,971,000, which is being amortized on a straight-line basis over the estimated useful life of 15 years.

         On November 10, 1999, the Company completed the purchase of certain business assets and assumed certain liabilities of Orvim for approximately $1,080,000 in cash. The acquisition was accounted for using the purchase method of accounting. Prior to the acquisition, the main business of Orvim was in the fabrication and distribution of PTFE composites produced in Italy principally purchased from Chemfab. The business is expected to continue. The acquisition of Orvim resulted in the recognition of goodwill of approximately $1,164,000, which is being amortized on a straight-line basis over the estimated useful life of 15 years.

         On December 27, 1999, the Company completed the purchase of UroQuest Medical Corporation (UroQuest). The Company acquired all of the outstanding capital stock of UroQuest in a cash merger for approximately $29,938,000 including associated transaction costs. The acquisition was accounted for using the purchase method of accounting. The Company used the proceeds of its new borrowing agreement to fund the acquisition (see Note 3). UroQuest through its wholly-owned subsidiary, Bivona Medical Technologies, designs, manufactures and markets proprietary disposable silicone elastomer products and silicone elastomer components used in products serving the healthcare and personal care industries, and is a market leader in the design and manufacture of silicone elastomer products for airway management applications. The business is expected to continue. The purchase price has been allocated on a preliminary basis based on estimated fair values at date of acquisition, pending a final determination of values and lives. Based on these estimates, the acquisition of Bivona resulted in the recognition of goodwill of approximately $13,132,000 and other intangible assets of approximately $6,478,000.

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 26, 2000


Note 2 - Acquisitions (continued):

         The following are the Company's unaudited pro forma results for fiscal 2000 and 1999, assuming the German and Bivona Acquisitions occurred at the beginning of the fiscal year 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.


                                    Three Months Ended       Nine Months Ended
                                   ---------------------   -------------------
                                  March 26,    March 28,    March 26,  March 28,
                                    2000           1999      2000       1999
                                    ----            ----     ----       ----

Net sales ......................    $ 33,942    $ 49,926    $101,338    $116,788
Net income .....................    $  1,739    $  3,113    $  7,329    $  7,764
Diluted earnings per share .....    $   0.23    $   0.39    $   0.95    $   0.96


Note 3 - Debt:

         During November 1999, the Company entered into a five-year credit facility with a group of four United States commercial banks. Under the terms of the agreement, the Company has a $30,000,000 unsecured term loan and a $30,000,000 unsecured revolving credit facility, which expire on December 31, 2004. Thereafter the revolving credit facility may be extended for each of the next two years subject to the approval of all lenders. Borrowing under these facilities can be, at the election of the Company, in dollars or Euros. The interest rate is based on the appropriate LIBOR or EURIBOR interest rate plus a spread between 100 and 150 basis points, based on the Company's trailing four quarter EBITDA to debt ratio. The term loan requires $1,500,000 quarterly principal payments over five years. On December 27, 1999, the Company borrowed $30,000,000 under the term loan in connection with its acquisition of UroQuest (see Note 2). At March 26, 2000, the total amount outstanding under the credit facility was $43,441,000.

         Long-term debt is summarized as follows:

                                       March 26, 2000           March 28, 1999
                                       --------------           --------------
                                                  (in thousands)
             Total term loan             $30,000                       $0
             Less current portion         (6,000)                       0
                                          ------                       --
             Long-term portion           $24,000                       $0
                                          ------                       --

         The credit agreement contains various financial and other covenants including maintenance of minimum levels of tangible net worth, cash

                               CHEMFAB CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 26, 2000

         flow coverage, the ratio of debt to equity and the ratio of indebtedness for borrowed money to capitalization with which the Company must comply. The loan agreement also contains various other restrictions including restrictions on additional debt and dividend payments.

         In September 1999, the Company amended its $20,000,000 revolving credit agreement with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the amended agreement, the Company had available a $20,000,000 unsecured credit facility until December 31, 1999. The loan agreement required that any balance outstanding would, at December 31, 1999, convert into a four-year loan with a five-year amortization schedule and a lump sum partial payment due December 31, 2003. The loan was fully repaid as of December 1999 and the loan agreement was cancelled.

Note 4 - Inventories:

         Inventories consisted of the following:
                                    March 26, 2000               June 30, 1999
                                    --------------               -------------
                                                  (in thousands)

        Finished goods                 $  9,837                     $ 7,541
        Work in process                   8,410                       6,160
        Raw materials                     7,652                       5,948
                                         ------                      ------
                                        $25,899                     $19,649
                                         ======                      ======

 Note 5 - Earnings Per Share:

       The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      March 26, March 28,  March 26,  March 28,
                                        2000     1999        2000       1999
                                        ----     ----        ----       ----
                                                   (in thousands)
         Numerator:
Net income for both basic and
  diluted earnings per share .......   $1,739   $3,235      $6,943     $8,136
                                                ------       -----      -----
Denominator:
Denominator for basic earnings
  per share - weighted average
  outstanding shares ...............    7,506    7,819       7,604     7,822
Effect of dilutive securities:
  Stock options to employees
    and directors ..................      101      215         132       247
                                       ------   ------      ------     -----
Denominator for diluted earnings
  per share ........................    7,607    8,034       7,736     8,069
                                       ------   ------      ------     -----
Net income per share:
-  Basic                               $ 0.23   $ 0.41      $ 0.91    $ 1.04
- Diluted                              $ 0.23   $ 0.40      $ 0.90    $ 1.01

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000

Note 6 - Comprehensive Income:

         The components of comprehensive income were as follows:

                                     Three Months Ended      Nine Months Ended
                                     ------------------      -----------------
                                    March 26,   March 28,   March 26,  March 28,
                                      2000        1999        2000       1999
                                      ----        ----        ----       ----
                                                   (in thousands)

Net income .....................    $ 1,739     $ 3,235     $ 6,943     $ 8,136
Foreign currency
   translation adjustments .....       (931)     (1,970)       (868)     (1,574)
                                    -------     -------     -------     -------
Comprehensive income ...........    $   808     $ 1,265     $ 6,075     $ 6,562
                                     ======      ======      =====       ======

Note 7 - Segment Reporting:

        The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", in fiscal year 1999. SFAS No. 131 establishes standards for the way the Company reports information about its operational segments.

        The Company operates predominantly in one industry segment, that being the development, manufacture and marketing of high-performance flexible composite materials. The Company's reportable segments are strategic business units which are managed separately due largely to their geographic location.

        The composition of the Company's reportable segments have been changed to reflect the Bivona acquisition. The corresponding items of segment information for earlier periods have been restated to reflect these changes.

        The Company has three principal reportable business segments, its Americas Business Group, European Business Group and High Performance Elastomer Group. The Americas Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to North America and South America and for Architectural Product sales worldwide. The European Business Group is principally responsible for all manufacturing and sales of Engineered Products made in and to Europe, the Middle East and Africa. The High Performance Elastomer Group is principally responsible for the manufacturing and sale of silicone elastomer products worldwide.

        The Company has one non-reportable business segment, its Asia Pacific Business Group. This segment is reported under Other below due to its size.

        The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements included in the Chemfab Corporation

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000

Note 7 - Segment Reporting (continued):

        Annul Report on Form 10-K for the year-ended June 30, 1999. The Company evaluates the performance of its operating segments based on income before income taxes and after applying a charge for capital employed by the segment. The charge for capital employed is based on an established rate on capital employed as defined by the Company and not a measure as defined by generally accepted accounting principles. Accordingly, the Company has reconciled below to its consolidated results. Corporate related items have been allocated to the business segments based on revenues of the segment.

        The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table:

                                Americas European High Per-
                                Business Business formance
                                Group    Group    Elastomers Other Consolidation
                                -----    -----    ---------- ----- ------------
                                                (in thousands)
Three months ended
  March 26, 2000:
Revenue from external customers  $16,578   $ 8,680  $ 6,605   $2,079   $ 33,942
Intersegment sales ............    1,800       212      --       --       2,012
Operating income ..............     (724)      182      (33)     399       (176)
Identifiable assets ...........   64,112    47,523   35,149      688    147,472

Three months ended
  March 28, 1999:
Revenue from external customers  $33,707   $ 8,010  $ 1,133   $1,607   $ 44,457
Intersegment sales ............    1,089       243     --       --        1,332
Operating income ..............    2,734       278       44      384      3,440
Identifiable assets ...........   58,410    38,061    3,452    1,132    101,055

Nine months ended
 March 26, 2000:
Revenue from external customers  $50,361   $25,705  $ 9,224   $5,799   $ 91,089
Intersegment sales ............    3,886       685      --       --       4,571
Operating income ..............    1,847       969      128    1,394      4,338
Identifiable assets ...........   64,112    47,523   35,149      688    147,472

Nine months ended
  March 28, 1999:
Revenue from external customers  $66,783   $22,878  $ 3,512   $4,408   $ 97,581
Intersegment sales ............    3,484       772     --       --        4,256
Operating income ..............    4,920     1,408      172      890      7,390
Identifiable assets ...........   58,410    38,061    3,452    1,132    101,055

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000

Note 7 - Segment Reporting (continued):

The  following  is the  reconciliation  from Segment  Reporting to  Consolidated
Results:

                                     Three Months Ended      Nine Months Ended
                                     ------------------      -----------------
                                     March 26,  March 28,   March 26,  March 28,
                                      2000        1999        2000       1999
                                    --------    --------    --------    ------
                                                   (in thousands)
Revenue
Total external revenues
   for reportable segments ......... $ 31,863   $ 42,850    $ 85,292   $ 93,173
Intersegment revenues for reportable
   segments ........................    2,012      1,332       4,571      4,256
Other ..............................    2,079      1,607       5,797      4,408
Elimination of Intersegment
   Revenue .........................    (2012)    (1,332)     (4,571)    (4,256)
                                      -------    -------     -------     ------
Total consolidated revenues ........ $ 33,942   $ 44,457    $ 91,089   $ 97,581
                                      =======    =======     =======    =======

Operating profit
Total operating income
  for reportable segment ........... $   (176)   $ 3,440    $  4,338   $  7,390
Interest charged on capital employed    3,377      1,604       6,417      4,732
Net interest (expense) .............     (717)      (360)       (836)      (231)
                                      -------     -------    --------    -------
Income before income taxes ......... $  2,484    $ 4,684    $  9,919   $ 11,891
                                      =======     ======     =======    =======


Note 8 - Related Parties

The Company's Board of Directors (with Mr. McGill abstaining) negotiated and, upon recommendation of its Compensation Committee, approved entering into a consulting relationship with Mr. Robert McGill, who currently serves on the Company's Board of Directors and is the Chairman of the Company's Audit Committee. On February 29, 2000, the Company accordingly entered into a
Consulting Agreement with Mr. McGill to reflect the terms negotiated and approved by the Board. The Consulting Agreement requires that Mr. McGill provide various ongoing financial advisory and planning services to the Company from and after February 29, 2000. In consideration for these consulting services, Mr. McGill was awarded a one-time, non-qualified stock option to purchase 15,000 shares of the Company's Common stock at a price of $14.375 per share (the closing price on the date the Board of Directors approved the Consulting Agreement). This option vests at a rate of 25% per year, commencing with the first 25% on March 1, 2000 and continuing on each anniversary of that date for the ensuing three years. The Consulting Agreement also requires the Company to pay Mr. McGill $12,000.00 up front and to reimburse reasonable out of pocket expenses incurred in the performance of consulting services. The Consulting Agreement continues in effect, but may be cancelled by either party with thirty days' notice.

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000


Note 9 - Special Charge

The Company booked a special pre-tax charge in fiscal year 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabricating distributors in Germany and changes to a marketing agreement. The remaining accrual balance as of March 26, 2000 was as follows:

                                                                Accrued
                                             Amounts      Restructuring Charge
                                Charge  Utilized to Date  As of March 26, 2000
                                ------  ----------------  --------------------
                                              (in thousands)

Employee termination and
   severance costs .....        $1,213       $  777           $  436
Exit costs .............         1,128          735              393
Write downs - noncash ..           853          853               --
Market agreement costs .           792          792               --
                                 -----        -----            -----
                                $3,986       $3,157           $  829
                                 =====        =====            =====

Note 10 - Commitments and Contingencies:

         The Company acquired UroQuest on December 27, 1999 (see Note 2). On October 7, 1999, UroQuest received notice that it was being sued in the District Court of Hidalgo County, Texas, 92 District, for alleged product liability and failure to warn, in connection with the alleged failure of a pediatric tracheotomy tube and an asserted wrongful death, by, among others, the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint and intends to defend itself vigorously. The Company does not believe that the disposition of this matter, to the extent not covered by insurance, will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company will not experience other material litigation with respect to the operation of its business.

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

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000


Note 11 - Euro Currency:

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During the transition period, goods and services may be paid for by using either the Euro or the participating country's local currency.

         Transitioning to the Euro creates a number of issues for the Company including pricing policies, financial contracts, conversion of accounting systems, conversion of bank accounts and other treasury and cash management activities.

         The Company had previously used the Pound Sterling as its functional currency for its U.K. and Irish operations. Its German and Spanish operations have historically used the local currency as their functional currencies.

         The Company's Irish operation used the Pound Sterling as its functional currency, mainly because of the traditional link between the Pound Sterling and the Irish Punt and because a significant amount of the Company's purchases and sales were in Pounds Sterling.

         In January 1999, Ireland adopted the Euro as its common legal currency, and its traditional link with the Pound Sterling was severed. The Irish currency has therefore moved independently of the Pound Sterling since then. In addition, the Company is now requiring its major vendors to invoice goods and services in the Euro currency or a participating local currency. The Company generally prices its Irish products either in the Euro currency or a participating country currency.

         As a result of these changes, effective July 1, 1999, the Company adopted the Euro as its functional currency for its Irish operation. The Company elected not to re-measure and restate the previously reported financial statement, because the Euro did not exist prior to January 1, 1999. The Company's U.K. operation continues to use the Pound Sterling as its functional currency. The Company cautions readers that prior trends, relationships and comparisons may therefore may not be appropriate.

Item II              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                        Three Months Ended March 26, 2000

Net Sales

The Company's consolidated sales for the three months ended March 26, 2000, the third quarter of fiscal 2000, decreased 23.7% to $33,942,000 from $44,457,000 in the same quarter last year. Shipments of the Company's Engineered Products worldwide increased 33.8% over the year earlier period while shipments of architectural products decreased 77.9%. Measured in constant foreign currency rates, consolidated revenue would have decreased by 22.0%. Included in the prior year third quarter revenues were $16,631,000 from the Tent City project. Excluding revenues from the Tent City, and excluding revenue from the Bivona acquisition (see Note 2) in the current quarter, consolidated revenues would have increased by 3.4% over the prior year.

The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants, into principal geographic markets in the Americas and Architectural Product sales worldwide) decreased 50.8% to $16,578,000 from $33,707,000 for the same quarter last year. This sales decrease resulted from lower Architectural Product sales in the quarter than in the same period last year which included $16,631,000 of Tent City revenues.

The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants; principal geographic markets are Europe and Africa) increased 8.4% to $8,680,000 from $8,010,000 in the same quarter last year. Acquisitions completed last year contributed $927,000 of the increased revenue in the European Business segment. Measured in constant foreign currency rates, European Business segment sales would have increased by 17.9%.

Sales in the Company's High Performance Elastomers Business segment increased 483.0% to $6,605,000 from $1,133,000 in the same quarter last year. This increase included $5,172,000 of revenues from the Bivona acquisition. Without the Bivona acquisition, revenues would have increased 26.5% over the prior year period.

Sales in the Company's Other Business segment, which includes all Engineered Product sales to the Far East, increased 29.4% to $2,079,000 from $1,607,000 in the same quarter last year. This increase was due to a strengthening of the economies in certain Asian countries, as well as increased market penetration in China and Japan.

Gross Profit Margins
Gross profit margins as a percentage of consolidated sales were 34.7% for the quarter, up from 30.9% for the third quarter of last year. Excluding the lower margin from the Tent City project in the prior year and higher margin Bivona sales in the current year, margins would have decreased by 2.4%. This decrease was due to the large level of unusual manufacturing variances in the current quarter.

Selling, Administrative, Research and Development Expenses

Selling, general and administrative expenses decreased 2.4% to $7,150,000 from $7,328,000 in the same quarter last year. This decrease resulted from the combined effects of the higher cost structure in place (including goodwill amortization of $681,000 and $428,000 for the quarter ended March 26, 2000 and March 28, 1999 respectively) to support the Company's newly acquired businesses in Germany, France, Brazil and United States, and the decrease of selling expenses from the level associated with the Tent City project in the prior year. Selling, general and administrative expenses as a percentage of sales was 21.1%, up from 16.5% the third quarter of last year. This increase on a percentage basis is principally due to the lower revenues in the current year quarter.

Research and development expenses were $1,353,000 compared to last year's level of $1,273,000. This level of spending, at approximately 4% of total revenues, is consistent with recent, as well as planned, levels of research and development spending. The higher costs are primarily attributable to new product development activities.

Interest Expense, Net

The Company had net interest expense of $717,000 for the quarter compared to net interest expense of $360,000 for the same quarter last year, largely as a result of borrowings made to fund acquisitions.

                        Nine Months Ended March 26, 2000
Net Sales

The Company's consolidated sales for the nine months ended March 26, 2000 decreased 6.7% to $91,089,000 from $97,581,000 over the same period last year. Shipments of the Company's Engineered Products worldwide increased 19.6% over the year earlier while shipments of architectural products decreased 77.6%. Measured in constant foreign currency rates, consolidated revenue would have decreased by 4.5%. Measured in constant currency, excluding revenues from the Tent City project in the prior year, revenues on a year-to-date basis increased by 19.8%. Approximately 12.4% or $9,680,000 of this increase relates to acquisitions completed since the third quarter last year.

The Americas Business segment sales (which include all Engineered Product sales from the Company's U.S. manufacturing plants into principal geographic markets in the Americas and Architectural Product sales worldwide) decreased 24.6% to $50,361,000 from $66,783,000 for the same period last year. This sales decrease resulted from the inclusion in the prior year period of $19,797,000 of revenues from the Tent City project.

The European Business segment sales (which include all Engineered Product sales from the Company's European manufacturing plants; principal geographic markets are Europe and Africa) increased 12.4% to $25,705,000 from $22,878,000 in the same period last year. Acquisitions completed last year contributed $3,813,000 of the increased revenue in the European Business segment. Measured in constant foreign currency rates, sales for the European Business segment would have increased 22.3%. Measured in constant currency and excluding the effect of acquisitions, revenues would have increased by 4.8%.

Sales in the Company's High Performance Elastomers Business Segment increased 162.6% to $9,224,000 from $3,512,000 in the same period last year. This increase includes $5,172,000 of revenues from the Bivona acquisition. Without the Bivona acquisition revenues would have increased 15.4% over the prior year period.

Sales in the Company's Other Business segment, which includes all Engineered Product sales to the Far East, increased 31.6% to $5,799,000 from $4,408,000 in the same period last year. This increase is due to a strengthening of the economy in certain Asian countries, more favorable currency exchange rates, and increased market share.

Gross Profit Margins

Gross profit margins as a percentage of consolidated sales were 34.9% for the nine months ended March 26, 2000, up from 32.4% last year. Excluding the lower margins from the Tent City project in the prior year and higher Bivona sales in the current year, margins would have decreased 1%. This decrease was due to the large level of unusual manufacturing variances in the third quarter of fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7.8% to $17,947,000 from $16,653,000 in the same period last year. Increased selling, general and administration expenditures resulted from the effects of the higher cost structure in place (including goodwill amortization of $1,632,000 and $1,086,000 for the period ended March 26, 2000 and March 28, 1999 respectively) to support the Company's newly acquired businesses in Germany, France, Brazil and the United States. Selling, general and administrative expenses as a percentage of sales were 19.7%, up from last year's level of 17.1% due to the increased levels of spending and to the lower level of revenues in the current year.

Research and Development Expenses

Research and development expenses were $2,934,000 compared to last year's level of $2,930,000. This level of spending, at approximately 3% of total revenues, is consistent with recent, as well as planned, levels of research and development spending.

Other Expense (Income)

The Company had net other expense of $198,000 for the nine months ended March 26, 2000. This consisted principally of period costs related to the streamlining of the European manufacturing operations. Other income in the year earlier period was mainly comprised of currency gains.

Interest Expense, net

The Company had net interest expense of $836,000 for the nine months ended March 26, 2000 compared to net interest expense of $231,000 for the same period last year. The increase is the result of a lower average cash balance and interest expense associated with bank debt incurred to fund the acquisitions.

                         Liquidity and Capital Resources

During the nine months ended March 26, 2000, the Company generated $9,300,000 of cash from operations, up from $6,446,000 in the same period of the prior year. Also, during the nine months ended March 26, 2000, the Company invested $4,191,000 in property, plant and equipment additions, and expended $4,920,000 to repurchase stock under its share repurchase program. The Company also received $656,000 in cash proceeds and related tax benefits from the exercise of stock options during this period. On December 27, 1999,the Company borrowed $30,000,000 under the term loan for the UroQuest acquisition (see Notes 2 and 3 of the accompanying financial statements).

Working capital increased to $27,972,000 from $27,555,000 at the end of fiscal 1999. As of March 26, 2000, the Company had a line of credit of $30,000,000 under its borrowing facility. As of March 26, 2000, the Company had approximately $16,559,000 available under this facility.

Management believes that the combination of cash on hand, cash expected to be generated from operations, and the available credit facility will be adequate to finance operations during fiscal 2000 and to deal with any contingencies described in Note 10 to the Consolidated Financial Statements.

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

                           Part II. Other Information

Item 1.    Legal Proceedings

         The Company acquired UroQuest on December 27, 1999 (see Note 2). On October 7, 1999, UroQuest received notice that it was being sued in the District Court of Hidalgo County, Texas, 92 District, for alleged product liability and failure to warn, in connection with the alleged failure of a pediatric tracheotomy tube and an asserted wrongful death, by, among others, the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint and intends to defend itself vigorously. The Company does not believe that the disposition of this matter, to the extent not covered by insurance, will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company will not experience other material litigation with respect to the operation of its business.

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

Item 5.  Other Matters

         Certain Relationships and Related Transactions

         The Company's Board of Directors (with Mr.McGill abstaining) negotiated and, upon recommendation of its Compensation Committee, approved entering into a consulting relationship with Mr. Robert McGill, who currently serves on the Company's Board of Directors and is the Chairman of the Company's Audit Committee. On February 29, 2000, the Company accordingly entered into a Consulting Agreement with Mr. McGill to reflect the terms negotiated and approved by the Board. The Consulting Agreement requires that Mr. McGill provide various ongoing financial advisory and planning services to the Company from and after February 29, 2000. In consideration for these consulting services, Mr. McGill was awarded a one-time, non-qualified stock option to purchase 15,000 shares of the Company's Common stock at a price of $14.375 per share (the closing price on the date the Board of Directors approved the Consulting Agreement). This option vests at a rate of 25% per year, commencing with the first 25% on March 1, 2000 and continuing on each anniversary of that date for the ensuing three years. The Consulting Agreement also requires the Company to pay Mr. McGill $12,000.00 up front and to reimburse reasonable out of pocket expenses incurred in the performance of consulting services. The Consulting Agreement continues in effect, but may be cancelled by either party with thirty days' notice.

Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits

            10(a)(11) Registration Statement on Form S-8 dated March 31, 2000; is incorporated herein by reference.

            10b(10) Amendment No. 1 to $20,000,000 Credit Agreement by and between Chemfab Corporation as borrower and The First National Bank of Boston and The Bank of Ireland as lenders, as filed with the Company's Quarterly Report on Form 10-Q for the period ending September 26, 1999, is incorporated herein by reference.

            10b(11) $60,000,000 Credit Agreement by and between Chemfab Corporation as borrower and Brown Brothers Harriman, Fleet Bank NH, Citizens Bank New Hampshire and Bank of New Hampshire, as filed with the Company's Current Report on Form 8-K on January 11, 2000, is incorporated herein by reference.

            10b(12) Consulting Agreement dated February 29, 2000 between Chemfab Corporation and Chemfab Director, Mr. Robert McGill.

            (27) Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company filed a Current Report Form 8-K on January 11, 2000.

            The Company filed a Current Report Form 8-K/A on March 13, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHEMFAB CORPORATION




Date:  May 10, 2000                        /s/ John W. Verbicky
                                           --------------------
                                           John W. Verbicky, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:  May 10, 2000                        /s/ Laurence E. Richard
                                           -----------------------
                                           Laurence E. Richard
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

 Date:  May 10, 2000                       /s/ Hilary A. Arwine
                                           --------------------
                                           Hilary A. Arwine
                                           Corporate Controller
                                           (Principal Accounting Officer)

                              CONSULTING AGREEMENT

         This Consulting Agreement (this "Agreement"), dated as of the 29th day of February, 2000, is by and between Chemfab Corporation, a Delaware corporation with its principal place of business at 701 Daniel Webster Highway, Merrimack, New Hampshire, on behalf of itself and each of its subsidiaries (hereinafter, individually and collectively, the "Company"), and Robert E. McGill III, an individual residing at 295 Hancock Road, Williamstown, MA 01267 (hereinafter, "Consultant").

         WHEREAS, the Company desires to procure the benefit of additional financial advisory and planning services to be rendered in working with the Company's independent auditors and with management from time to time (the "Financial Services").

         WHEREAS, the Company recognizes that such Financial Services will likely best be procured over time from various sources that are both internal and external to the Company.

         WHEREAS, the Company further recognizes that the Financial Services will involve substantial attention to financial review and planning in many aspects of the Company's business;

         WHEREAS, Consultant is highly qualified to assist the Company in rendering Financial Services due to his experience, knowledge and contacts in the fields of accounting and corporate finance;

         WHEREAS, Consultant has been providing Financial Services advice to the Company since approximately March 1999, and the Company desires formally to engage the services of Consultant to assist it in Financial Services; and

         WHEREAS, Consultant desires to provide said services to the Company as an independent contractor to the Company;

         NOW, THEREFORE, in consideration of the foregoing and of the mutual undertakings hereinafter set forth, the parties hereto agree as follows:

       ss.1.   Consulting Relationship.
               -----------------------

       ss.1.1 Freedom to Contract. Consultant represents that he is free to enter into this Agreement, that he has not made and will not make any agreements in conflict with this Agreement, and will not disclose to the Company, or use for the Company's benefit, any trade secrets or confidential information now or hereafter in Consultant's possession which is the property of any other party.

       ss.1.2 Independent Contractor. This Agreement shall be construed as an independent contractor's agreement for all purposes. Consultant shall be independent and not an employee of the Company or of any affiliate of the Company, and subject to the provisions of Section 2, Consultant shall control the location and timing of the performance of his services hereunder. Consultant and the Company are not partners or joint ventures with each other with respect to the matters subject to this Agreement and nothing herein shall be construed so as to make them such partners or joint ventures or to impose any obligation or liability as such on them.

       ss.2.   Services Provided.
               -----------------

       ss.2.1 Consulting Services. In accordance with the provisions of this Agreement, Consultant shall provide consulting services upon request of the Company at mutually convenient time or times (at an expected average monthly time commitment of approximately 24 hours), specifically by providing suggestions, direction, evaluation and assistance to the Company in Financial Services. These consulting services shall be separate from and in addition to Consultant's duties as a Director of the Company, whether as a Board member, as a Board committee member or chairperson, or otherwise. Consultant shall provide these consulting services to the Company primarily through telephonic and other communications (and, when convenient for both parties, meetings with the Chief Executive Officer of the Company, and such other Officers as designated by him and with the Company's independent auditors). Consultant hereby accepts such engagement upon the terms and conditions set forth herein.

       ss.2.2 Secretarial Support. The Company shall provide secretarial and administrative support to Consultant on a limited, as-needed basis, particularly during such times as Consultant is performing services at the Company's offices, but only to the extent that such support is reasonably available from existing resources within the Company.

       ss.3.   Compensation, Expenses and Taxes.
               --------------------------------

       ss.3.1 Consultant Fee and Expenses. The Company shall pay Consultant $12,000 in respect of the Financial Services rendered during the past 12 months. For the remaining term of this Agreement, the Company shall reimburse Consultant for documented, reasonable out-of-pocket expenses incurred in the performance of consulting services hereunder, provided that Consultant's requests for reimbursement (together with reasonable supporting documentation) are submitted to the Company within forty-five (45) days after the date on which such expenses were incurred.

       ss.3.2  Grant of Options.
               ----------------

                  (a) As of February 29, 2000, the Company hereby grants Consultant, subject to Sections 3.2(b) and 3.3 below, a non-qualified option

(the "Option") to purchase fifteen thousand (15,000) shares of the Company's Common Stock, to vest in accordance with the following schedule:

                                Date                  Number of Shares
                                ----                  ----------------
                           March 1, 2000                3,750 (25%)
                           March 1, 2001                3,750 (25%)
                           March 1, 2002                3,750 (25%)
                           March 1, 2003                3,750 (25%)

                  (b) The Option granted however is subject to the terms and conditions of (I) the Company's Third Amended and Restated 1991 Stock Option Plan, as amended (the "Plan"), (ii) the separate Nonstatutory Stock Option Agreement (Director Consultant form) dated as of February 29, 2000 between the Company and the Consultant; and (iii) the other terms and conditions herein. No Option granted hereunder shall vest after the effective date hereof unless Consultant (x) continues to serve as of the pertinent vesting date set forth in
Section 3.2(a) above (herein, a "Vesting Date"), both as a consultant to the Company and as member of the Board, and (y) in his capacity as Consultant, a director of the Company, or otherwise, is eligible on the date of vesting of such Option to exercise non-qualified stock options under the Plan in effect on such date. The number of shares for which Options are granted pursuant to this
Section 3.2, and the number of shares for which any Option is exercisable, shall be automatically adjusted, as appropriate, to account for any stock dividends, stock splits or contractions, reclassifications, or similar changes in the Company's Common Stock.

      ss.3.3 Terms of the Option. Any Option shall (I) be granted pursuant to the Plan as a non-qualified option, (ii) have an exercise price equal to $14.375, and (iii) vest pursuant to the schedule outlined in the Nonstatutory Stock Option Agreement dated February 29, 2000.

      ss.3.4 Responsibility for Taxes. All compensation  (including the grant of Options) to be paid to Consultant hereunder shall be paid without deduction or withholding of any federal, state, local or foreign taxes, and Consultant shall be solely responsible for and pay all federal, state, local and foreign taxes due with respect thereto and all other deductions required by law. Consultant agrees to indemnify the Company and hold it harmless from and against any liability, cost or expense (including, without limitation, court costs and attorney's fees) resulting from Consultant's breach of his obligations under this Section 3.4. The Company shall have the right to set off against any payments owing to Consultant any amounts owed to the Company by Consultant as a result of any breach of Consultant's obligations under this Section 3.4.
      ss.4.   Term.
               ----

      ss.4.1 General. This Agreement shall take effect as of the date first above written, and shall remain in effect for so long as Consultant continue to serve both as a Consultant to the Company and as a director, or until earlier terminated under the provisions of this Section 4. This Agreement may be renewed or extended by mutual written agreement of the parties.

      ss.4.2 Survival of Certain Provisions. The provisions of the following sections shall survive the termination of this Agreement: 4 and
6. Furthermore, termination of this Agreement shall not affect any other obligations of either party that have accrued prior to or as of the date of termination.

       ss.4.3 Termination. The Company shall have the right upon thirty (30) days' notice to terminate this Agreement without cause (as defined below), and immediately upon notice to terminate this Agreement with cause (as defined below), with no compensation to accrue or to be owing in respect of any period after the effective date of such termination and no liability of any kind to accrue on account of such termination. For the purposes of this Section 4.3, the term "cause" shall mean a breach of this Agreement by Consultant.

       ss.5. Confidentiality and Assignment of Inventions. Simultaneously with the execution of this Agreement, the parties hereto shall enter into an Independent Contractor Confidentiality and Assignment of Inventions Agreement, substantially in the form of Exhibit A hereto (the "Confidentiality Agreement"). Such Confidentiality Agreement shall survive any termination of this Agreement.

       ss.6.   Provisions of General Application.
               ---------------------------------

       ss.6.1 Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be construed, interpreted and determined in accordance with the laws of the State of New Hampshire.

       ss.6.2 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original and all of which, taken together, shall constitute one and the same instrument. In making proof of this Agreement it shall not be necessary to produce or account for more than one such counterpart.

       ss.6.3 Entire Agreement. This Agreement, including the Confidentiality Agreement, represents the entire understanding and agreement between the parties as to the subject matter hereof. No prior, concurrent or subsequent agreement, whether written or oral, shall be construed to change, amend, alter, repeal or invalidate this Agreement, unless this Agreement is specifically identified in and made subject to such other written agreement.

      ss.6.4 Amendment. This Agreement may be amended only by a written instrument executed in one or more counterparts by the parties hereto.

      ss.6.5 Waiver. No consent to or waiver of any breach or default in the performance of any obligation hereunder shall be deemed or construed to be a consent to or waiver of any other breach or default in the performance of any of the same or any other obligation hereunder. Failure on the part of either party to complain of any act or failure to act of the other party or to declare the other party in default, irrespective of the duration of such failure, shall not constitute a waiver of rights hereunder and no waiver hereunder shall be effective unless it is in writing, executed by the party waiving the breach or default hereunder.

       ss.6.6 Headings. The headings of sections and subsections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement or to affect the meaning of any of its provisions.

       ss.6.7 Severability. If any provision of this Agreement shall, in whole or in part, prove to be invalid for any reason, such invalidity shall affect only the portion of such provision which shall be invalid, and in all other respects this Agreement shall stand as if such invalid provision, or the invalid portion thereof, had not been a part hereof.

       ss.6.8  Notices  and  Other  Communications.   All  notices  and  other
communications required hereunder shall be effective if in writing and if delivered by hand or set via U.S. mail or telecopier (a) if to Consultant, at his residence address first set forth above, and (b) if to the Company, at its principal business address first set forth above, or to such other persons or addresses as the parties hereto may specify by a written notice to the other from time to time.

       IN WITNESS WHEREOF, this Agreement has been executed by the Company, by its duly authorized officer, and by Consultant, as of the date first above written.
                                         CHEMFAB CORPORATION



                                          By:  /S/ John W. Verbicky
                                          John W. Verbicky
                                          President and Chief Operating Officer


                                          CONSULTANT


                                          By: /S/ Robert E. McGill  III
                                          Robert E. McGill III, Individually