Form 10-K/A
period 1999-06-30
CHEMFAB CORP
filed 2000-07-05
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Special Charge

The Company booked a special charge in the fourth quarter and for the year amounting to $3,986,000 consisting of:

(1) Approximately $3,194,000 related to the Company's June 29, 1999 announcement that it will streamline its European manufacturing operations from the current two-plant to a single manufacturing plant and it will consolidate its three recently acquired fabricating distributors in Germany into a single location. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. This program, which is expected to be substantially completed by the end of fiscal 2000, is aimed at improving the efficiencies of the European operations. The major components of the $3,194,000 and the key assumptions employed in estimating such amounts are discussed below.


                                                                     Accrued
                                                Amounts           Restructuring
                                      Charge    Utilized              Charge

       Employee termination and
          severance costs             1,213                            1,213
       Equipment write-downs          1,326        863                   463
       Contract cancellations           373                              373
       Professional services             99                               99
       Lease termination costs          183                              183
                                     ------      -----                ------
                                      3,194        863                 2,331
                                      =====        ===                 =====


       Employee Termination and Severance Costs

       The employee termination and severance costs include the costs to terminate 45 employees associated with the plan to exit a manufacturing facility in the United Kingdom and combine three German entities. The amount was calculated based on statutory payments required and other severance amounts included in the Company's exit plan approved by the Board of Directors on June 29, 1999. Employees were notified on June 30, 1999. These payments will be made to the affected employees upon separation.

       Equipment Write-downs

       Equipment write-downs include the net book value of excess manufacturing equipment as well as the estimated cost of dismantling and disposing of this equipment. Because of the specialized nature of the equipment no cash proceeds are expected. The write-down is necessitated as a result of the exit and streamlining plan and is in accordance with SFAS No. 121, Impairment of Long-lived Assets. At June 30, 1999 the amount utilized is substantially the net book value of
       the  equipment  and  the  remaining   accrual  balance  for  equipment
       write-downs represents mainly costs to be incurred for dismantling and disposal.

       Contract Cancellations

       Contract cancellations includes the contractual costs of terminating two consulting service contracts no longer required as a result of the streamlining activities. These include the payments to be made over the term of the original agreements. The individuals involved ceased rendering services by June 30, 1999.

       Professional Services

       Professional services includes the costs are associated with legal, benefits, accounting and tax professionals in conjunction with the exit and consolidation activities. The amounts are based on estimates provided by the service providers.

       Lease Termination Costs

       Lease termination costs include the costs of exiting, in full or in part, two leased facilities; one in the U.K. and one in Germany. The costs were estimated based on the original lease contracts and the estimated date to exit. The charge includes only those lease costs from the estimated exit date and later. These amounts will be paid over the remaining lease terms.

The consolidation is expected to produce after-tax savings of $800,000 in the first full year and $1.4 million annually thereafter. These cost savings will fully offset the cash payments by the end of the Company's 2001 fiscal year. The short-term cash requirements will be funded from the Company's operations, cash on hand and available lines of credit; and it is not expected that the Company's overall liquidity will be materially adversely affected.


(2) A $792,000 charge for the cost of goods supplied as consideration for changes to a marketing agreement. The Company did not recognize any revenue or associated margin upon supplying this free merchandise.


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

     Working capital decreased to $27,555,000 at June 30, 1999 from $37,290,000 at June 30, 1998. Current assets increased from $52,288,000 in 1998 to $55,016,000 at June 30, 1999. Current liabilities increased to $27,461,000 at June 30, 1999 from $14,998,000 at June 30, 1998. The decrease in working capital was primarily due to an increase in short-term borrowings of $11,028,000 and the $2,331,000 accrual for special charge.

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

     - The ability of the Company to successfully integrate, transition, and where appropriate, consolidate the acquisitions it has already completed.

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

      10(a)(4) Form of Amendment to 1986 and/or 1991 Stock Option Plan Agreements is incorporated herein by reference.

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

      10(a)(10) Letter  Agreement with Dr. Dennis L. Filger,  dated February 15,
                1999is incorporated herein by reference.

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

     21         List of Subsidiaries of Chemfab Corporation.

     23 Consent of Ernst & Young LLP, Independent Auditors is incorporated herein by reference.

     23.3      Consent of Ernst & Young LLP, Independent Auditors.

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

                               CHEMFAB CORPORATION
                                  (Registrant)

                               By
                                John W. Verbicky
                               President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of July 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

         By                          *
         John W. Verbicky, President, Chief Executive Officer
         (principal executive officer) and Director

         By                         *
         Laurence E. Richard, Vice President Finance, Treasurer and Chief Financial Officer (principal financial officer)

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

     Comprehensive Income: Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the Company's change in foreign currency translation adjustments to be included in other comprehensive income. The accumulated other comprehensive income balance as of June 30, 1999, 1998 and 1997 comprised of currency translation adjustments. Prior years' financial statements have been reclassified to conform to these requirements.

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

Stock-based Compensation: The Company uses the intrinsic value-based method of accounting for employee stock-based compensation plans as prescribed by APB No. 25 and has adopted the pro forma disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for its stock option awards as they are granted at prices not less than fair market value of the stock on date of grant.

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
                                                    ======              ======

Note 6 - Debt

     In October 1996, the Company entered into a three year revolving credit agreement jointly with two commercial banks, one based in the U.S. and the other in Ireland. Under the terms of the agreement, the Company has available a $20,000,000 unsecured credit facility until October 4, 1999. Thereafter, any balance outstanding will convert into a four-year term loan with a five-year amortization schedule and a lump sum payment due October 4, 2003. Borrowing under this facility is at the higher of the bank's base rate (7.75% at June 30, 1999), or 0.5% over the federal funds rate (5.12% at June 30, 1999), as defined in the agreement. The Company has also secured Euro currency pricing options for certain debt as defined in the agreement. Borrowings under this option bear interest at 1% over the Libor rate (2.63% at June 30, 1999). At June 30, 1999 the amount outstanding under this facility was $11,028,000. The amount available on the line of credit was $6,161,000 at June 30, 1999 and $20,000,000 at June
30, 1998. The Company is obligated to pay a commitment fee of 0.125% of the unused portion of the line.

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

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly credit worthy.

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

Note 8 - Income Taxes

       The components of the income tax provision were as follows:

                                                           Years ended June 30

                                                         1999      1998     1997
                                                         ----      ----     ----
                                                              (in thousands)
       Current:
         Federal ...................................  $ 2,743   $ 3,296  $ 1,972
         State .....................................      427       827      472
         Foreign ...................................      824     1,140    1,459
                                                      -------   -------  -------
                                                        3,994     5,263    3,903
                                                      -------   -------  -------


       Deferred:
         Federal ...................................      134        51      112
         State .....................................       23        13       29
         Foreign ...................................     (376)      (62)     150
                                                      --------  -------  -------

                                                         (219)        2      291
                                                      --------  -------  -------
       Total income taxes ..........................  $ 3,775  $ 5,265   $ 4,194
                                                       ======   =======  =======

       The components of income before income taxes were as follows:

                                                           Years ended June 30

                                                        1999      1998      1997
                                                        ----      ----      ----
                                                             (in thousands)

        United States ..............................  $ 9,294  $10,529    $7,046
        Foreign ....................................    3,417    5,668     6,254
                                                      ------   -------   -------

        Total ......................................  $12,711  $16,197   $13,300
                                                      =======  =======   =======

The U.S. statutory federal income tax rate is reconciled to the Company's consolidated effective tax rate as follows:



                                                          Years ended June 30

                                                     1999       1998       1997
                                                     ----       ----       ----

Statutory tax rate .................                 35.0%      35.0%      35.0%

State income taxes, net of federal
  income tax benefit ...............                  2.3        3.5        2.8

Earnings of foreign subsidiaries taxed at rates less than the U.S.
  statutory rate ...................                 (7.6)      (6.5)      (6.3)

FSC benefit ........................                 (2.6)       (.4)       (.5)
Non-deductible goodwill amortization
  relating to foreign acquisitions..                  2.0        1.5        1.7

Other, net .........................                  0.6       (0.6)      (1.2)
                                                    -----      ------     ------


Effective tax rate .................                 29.7%      32.5%      31.5%
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

Note 16 - Special Charge


The Company booked a special charge in the fourth quarter and for the year amounting to $3,986,000 consisting of:

(1) Approximately $3,194,000 related to the Company's June 29, 1999 announcement that it will streamline its European manufacturing operations from the current two-plant to a single manufacturing plant and it will consolidate its three recently acquired fabricating distributors in Germany into a single location. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. This program, which is expected to be substantially completed by the end of fiscal 2000, is aimed at improving the efficiencies of the European operations. The major components of the $3,194,000 and the key assumptions employed in estimating such amounts are discussed below.


                                                                     Accrued
                                                Amounts           Restructuring
                                      Charge    Utilized              Charge

       Employee termination and
          severance costs             1,213                            1,213
       Equipment write-downs          1,326        863                   463
       Contract cancellations           373                              373
       Professional services             99                               99
       Lease termination costs          183                              183
                                     ------      -----                ------
                                      3,194        863                 2,331
                                      =====        ===                 =====


       Employee Termination and Severance Costs

       The employee termination and severance costs include the costs to terminate 45 employees associated with the plan to exit a manufacturing facility in the United Kingdom and combine three German entities. The amount was calculated based on statutory payments required and other severance amounts included in the Company's exit plan approved by the Board of Directors on June 29, 1999. Employees were notified on June 30, 1999. These payments will be made to the affected employees upon separation.

       Equipment Write-downs

       Equipment write-downs   include   the  net  book   value  of  excess
       manufacturing equipment, of $853,000 as well as the estimated cost of dismantling and disposing of this equipment. Because of the specialized nature of the equipment no cash proceeds are expected. This equipment is expected to be disposed of or scraped by March 2000.
       The  write-down  is   necessitated  as  a  result  of  the  exit  and
       streamlining plan and is in accordance with SFAS No. 121, Impairment of Long-lived Assets. At June 30, 1999 the amount utilized is substantially the net book value of the equipment and the remaining accrual balance for equipment write-downs represents mainly costs to be incurred for dismantling and disposal


       Contract Cancellations

       Contract cancellations includes the contractual costs of terminating two consulting service contracts no longer required as a result of the streamlining activities. These include the payments to be made over the term of the original agreements. The individuals involved ceased rendering services by June 30, 1999.

       Professional Services

       Professional services includes the costs associated with legal, benefits, accounting and tax professionals in conjunction with the exit and consolidation activities. The amounts are based on estimates provided by the service providers.

       Lease Termination Costs

       Lease termination costs include the costs of exiting, in full or in part, two leased facilities; one in the U.K. and one in Germany. The costs were estimated based on the original lease contracts and the estimated date to exit. The charge includes only those lease costs from the estimated exit date and later. These amounts will be paid over the remaining lease terms.


(2) A $792,000 charge for goods supplied as consideration for changes to a marketing agreement. The Company did not recognize any revenue or associated margin upon supplying this free merchandise.

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