Form 10-Q/A
period 2000-03-26
CHEMFAB CORP
filed 2000-07-05
CIK 725813

FORM 10-Q/A

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

                               CHEMFAB CORPORATION
             Notes to Consolidated Financial Statements (continued)
                                 March 26, 2000


Note 9 - Special Charge

     The Company booked a special pre-tax charge in fiscal year 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabricating distributors in Germany and changes to a marketing agreement. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. As of March 26, 2000, 38 employees had been involuntarily terminated. The remaining accrual balance as of March 26, 2000 was as follows:

                                                                Accrued
                                             Amounts      Restructuring Charge
                                Charge  Utilized to Date  As of March 26, 2000
                                ------  ----------------  --------------------
                                              (in thousands)

Employee termination and
   severance costs .....        $1,213       $  777           $  436
Equipment write-downs            1,326        1,210              116
Contract cancellations             373          330               43
Professional services               99            7               92
Lease termination costs            183           66              117
Marketing agreement costs          792          792                -
                                 -----        -----            -----
                                $3,986       $3,182           $  804
                                 =====        =====            =====

Note 10 - Commitments and Contingencies:

          The Company acquired  UroQuest on December 27, 1999 (see Note 2).
          On October 7, 1999, UroQuest received notice that it was being sued in the District Court of Hidalgo County, Texas, 92 District, for alleged product liability and failure to warn, in connection with the alleged failure of a pediatric tracheotomy tube and an asserted wrongfull death, by, among others, the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint and intends to defend itself vigorously. The Company does not believe that the disposition of this matter, to the extent not covered by insurance, will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company will not experience other material litigation with respect to the operation of its business.

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

Special Charge

     The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986000 for the streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The streamlining of the European operations has been essentially completed. The replicating of product issues experienced in the second quarter of fiscal 2000 have been resolved. Due to the delay in streamlining, the European manufacturing operations anticipated cost savings for fiscal 2000 will be less than previously estimated. The German consolidation plan is essentially completed. The plans anticipate the redundancy of approximately 45 employees, principally in manufacturing. As of March 26, 2000, 38 employees had been involuntarily terminated. The short-term cash requirements have been funded from the company's operations, cash on hand and available line of credit, and it is not expected that the Company's liquidity will be adversely affected. Period costs related to the restructuring activities were $246,000.

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

Special Charge

     The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986000 for the streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The streamlining of the European operations has been essentially completed. The replicating of product issues experienced in the second quarter of fiscal 2000 have been resolved. Due to the delay in streamlining, the European manufacturing operations anticipated cost savings for fiscal 2000 will be less than previously estimated. The German consolidation plan is essentially completed. The plans anticipate the redundancy of approximately 45 employees, principally in manufacturing. As of March 26, 2000, 38 employees had been involuntarily terminated. The short-term cash requirements have been funded from the company's operations, cash on hand and available line of credit, and it is not expected that the Copmany's liquidity will be adversely affected. Period costs related to the restructuring activities were $443,000

                         Liquidity and Capital Resources

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


                                           CHEMFAB CORPORATION




Date:  July 5, 2000                        /s/ John W. Verbicky
                                           --------------------
                                           John W. Verbicky, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

Date:  July 5, 2000                        /s/ Laurence E. Richard
                                           -----------------------
                                           Laurence E. Richard
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

 Date:  July 5, 2000                       /s/ Hilary A. Arwine
                                           --------------------
                                           Hilary A. Arwine
                                           Corporate Controller
                                           (Principal Accounting Officer)