Form 10-Q/A
period 1999-09-26
CHEMFAB CORP
filed 2000-07-06
CIK 725813

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A


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

Note 7  - Special Charge:

The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. As of September 26, 1999 five employees had been involuntarily terminated. The remaining accrual balance as of September 26, 1999 was as follows: Accrued Amounts Restructuring Charge Utilized Charge

Employee termination and severance costs      1,213        24        1,189
Equipment write-downs                         1,326     1,001          325
Contract cancellations                          373       210          163
Professional services                            99                     99
Lease termination costs                         183        25          158
Marketing agreement costs                       792       792            -
                                              -----     -----        -----
                                              3,986     2,052        1,934
                                              =====     =====        =====

Note 8  - Commitments and Contingencies:

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

Special Charge

The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The streamlining of the European operations and the consolidation of the German businesses are on plan. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. As of September 26, 1999 five employees had been involuntarily terminated. The short-term cash requirements will be funded from the company's operations, cash on hand and available line of credit, and it is not expected that the Company's liquidity will be adversely affected. Period costs related to the restructuring activities were $125,000.


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


                CHEMFAB CORPORATION
                (Registrant)




                By:/S/ John W. Verbicky
                President, Chief Executive Officer and Director




                By:/S/Laurence E. Richard
                Laurence E. Richard
                Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)




                By:/S/ Hilary A. Arwine
                Hilary A. Arwine
                Corporate Controller
                (Principal Accounting Officer)






Date: July 5, 2000

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


                CHEMFAB CORPORATION
                (Registrant)




                By:
                John W. Verbicky
                President, Chief Executive Officer and Director



                By:
                Laurence E. Richard
                Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)




                By:
                Hilary A. Arwine
                Corporate Controller
                (Principal Accounting Officer)



Date: July 5, 20000