Form 10-Q/A
period 1999-12-26
CHEMFAB CORP
filed 2000-07-06
CIK 725813

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
                                       ========    ========    ========    ========

Note 8 - Special Charge

     The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The plan anticipates the redundancy of approximately 45 employees, principally in manufacturing. As of December 26, 1999, 38 employees had been involuntarily terminated. The remaining accrual balance as of December 26, 1999 was as follows:
                                                                     Accrued
                                                      Amounts     Restructuring
                                            Charge    Utilized       Charge
                                            ------    --------    -------------

Employee termination and severance costs   $1,213     $  540          $673
Equipment write-downs                       1,326      1,110           216
Contract cancellations                        373        303            70
Professional services                          99          0            99
Lease termination costs                       183         58           125
Marketing agreement costs                     792        792             -
                                            -----      -----         -----
                                           $3,986     $2,803        $1,183
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

     The Company's Irish operation used the Pound Sterling as its functional currency because it was the primary economic environment in which it operated

     Ireland decided to adopt the Euro as its common legal currency, the Company moved to requiring its vendors, for its Irish operation, to invoice goods and services in the Euro currency or a participating local currency. The Company generally prices its products from the Irish operations in the Euro.

     As a result of these changes, effective July 1, 1999, the Company has adopted the Euro as the functional currency for its Irish operation. The Company has not to re-measured reported financial statements of prior periods, because the Euro did not exist prior to January 1, 1999. The Company's U.K. operation continues to use the Pound Sterling as its functional currency. The choice of the functional currency of the Company's Irish operations to the Euro is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

Special Charge
--------------

The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The streamlining of the European operations has been slower than anticipated as a result of delays experienced in transferring and duplicating products in the Ireland manufacturing facility. It is expected that these issues will be resolved however, as a result of the delay the cost savings will be less than previously anticipated. The German consolidation plan is essentially completed. As of December 26, 1999, 38 of the 45 employees planned to be made redundant had been terminated. The short-term cash requirements will be funded from the Company's operations, cash on hand and available line of credit, and it is not expected that the Company's liquidity will be adversely affected. Period costs related to the restructuring activities were $72,000.

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

---------------------

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

Special Charge
--------------

The Company booked a special pre-tax charge in fiscal 1999 amounting to $3,986,000 for streamlining its European manufacturing operations, consolidating its acquired fabrication distribution in Germany and changes to a marketing agreement. The streamlining of the European operations has been slower than anticipated as a result of delays experienced in transferring and duplicating products in the Ireland manufacturing facility. It is expected that these issues will be resolved however, as a result of the delay the cost savings will be less than previously anticipated. The German consolidation plan is essentially completed. As of December 26, 1999, 38 of the 45 employees planned to be made redundant had been terminated. The short-term cash requirements will be funded from the Company's operations, cash on hand and available line of credit, and it is not expected that the Company's liquidity will be adversely affected. Period costs related to the restructuring activities were $197,000.

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


                                             CHEMFAB CORPORATION




Date: July 5, 2000                          / John W. Verbicky
                                            ------------------
                                            John W. Verbicky, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: July 5, 2000                          /s/ Laurence E. Richard
                                            ------------------
                                            Laurence E. Richard
                                            Vice President - Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

 Date: July 5, 2000                         /s/ Hilary A. Arwine
                                            --------------------
                                            Hilary A. Arwine
                                            Corporate Controller
                                            (Principal Accounting Officer)